Form 10-Q
period 2015-03-31
Celsus Therapeutics Plc.
filed 2015-05-12
CIK 1541157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-36288

CELSUS THERAPEUTICS PLC

(Exact name of registrant as specified in its charter)

Delaware	98-1034922
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

53 Davies Street

London WIK 5JH

United Kingdom

(Address of principal executive offices and Zip Code)

Registrant's telephone number, including area code: +44-203-318-3004

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 12, 2015, the registrant had 55,636,283 ordinary shares outstanding.

CELSUS THERAPEUTICS PLC

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CELSUS THERAPEUTICS PLC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

U.S. dollars in thousands (except share and per share data)

	March 31, 2015	December 31, 2014
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,016	$6,216
Short term restricted deposit	142	142
Other accounts receivable and prepaid expenses	115	73

Total current assets	4,273	6,431

PROPERTY AND EQUIPMENT, NET	44	49

Total assets	$4,317	$6,480

The accompanying notes are an integral part of the condensed consolidated financial statements.

CELSUS THERAPEUTICS PLC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

U.S. dollars in thousands (except share and per share data)

	March 31,	December 31,
	2015	2014
	Unaudited

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$296	$1,003
Other accounts payable	614	356

Total current liabilities	910	1,359

LONG-TERM LIABILITIES:

Liability related to stock options and warrants (Note 3)	774	235
Other long term liabilities	38	33

Total long-term liabilities	812	268

COMMITMENTS AND CONTINGENT LIABILITIES (Note 4)

SHAREHOLDERS’ EQUITY (Note 6):
Ordinary shares of £0.01 par value -
Authorized: 5,000,000,000 shares at March 31, 2015 and December 31, 2014; Issued and outstanding: 55,636,283 shares at March 31, 2015 and December 31, 2014	927	927
Additional paid-in capital	34,175	34,116
Accumulated deficit	(32,507)	(30,190)

Total shareholders’ equity	2,595	4,853

Total liabilities and shareholders’ equity	$4,317	$6,480

The accompanying notes are an integral part of the condensed consolidated financial statements.

CELSUS THERAPEUTICS PLC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

U.S. dollars in thousands (except share and per share data)

	Three months ended March 31,
	2015	2014
	Unaudited
Operating expenses:
Research and development expenses	$1,551	$800
General and administrative expenses	791	1,083

Operating loss	2,342	1,883
Financial (expense) income, net	(535)	143

Net comprehensive loss before taxes	$2,877	$1,740

Tax benefit (Note 5)	560	-

Net comprehensive loss	$2,317	$1,740

Net basic and diluted loss per share	$(0.04)	$(0.04)

Weighted average number of ordinary shares used in computing basic and diluted net loss per share	55,636,283	49,472,951

The accompanying notes are an integral part of the condensed consolidated financial statements.

CELSUS THERAPEUTICS PLC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

U.S. dollars in thousands (except share and per share data)

	Ordinary shares		Additional paid in	Deficit accumulated during the development
	Number	Amount	capital	stage	Total

Balance as of January 1, 2014	40,227,953	$675	$25,681	$(20,542)	$5,814

Issuance of share capital, net ($ 0.60)	15,333,330	250	7,969	-	8,219
Issuance of shares to service provider	75,000	2	54	-	56
Share based compensation	-	-	412	-	412
Net loss	-	-	-	(9,648)	(9,648)

Balance as of December 31, 2014	55,636,283	$927	$34,116	$(30,190)	$4,853

Share based compensation	-	-	59	-	59
Net loss	-	-	-	(2,317)	(2,317)

Balance as of March 31, 2015 (unaudited)	55,636,283	$927	$34,175	$(32,507)	$2,595

The accompanying notes are an integral part of the condensed consolidated financial statements.

CELSUS THERAPEUTICS PLC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

U.S. dollars in thousands (except share and per share data)

	Three months ended March 31,
	2015	2014
	Unaudited
Cash flows from operating activities:
Net loss	$(2,317)	$(1,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation and issuance of shares granted to service provider	59	195
Depreciation	5	-
Changes in values of liability related to stock options and warrants	539	(151)
Increase in other accounts receivable and prepaid expenses	(42)	(160)
Increase (decrease) in trade payables	(707)	192
Increase (decrease) in other accounts payable	258	(384)
Increase in other long term liabilities	5	-

Net cash used in operating activities	(2,200)	(2,048)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Proceeds from issuance of shares, net	-	8,219

Net cash provided by financing activities	-	8,219

Increase (decrease) in cash and cash equivalents	(2,200)	6,171
Cash and cash equivalents at the beginning of the period	6,216	7,657

Cash and cash equivalents at the end of the period	$4,016	$13,828

The accompanying notes are an integral part of the condensed consolidated financial statements.

CELSUS THERAPEUTICS PLC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except share and per share data)

NOTE 1:-	GENERAL

a.	Celsus Therapeutics Plc. (the “Company”) (a development stage company), was incorporated in Great Britain as a private limited company and commenced business operations on October 7, 2004. On February 15, 2005 the Company was registered as a non-traded public company under the laws of England and Wales. The Company listed its securities on the NASDAQ Stock Market in January 2014. The Company was dedicated to the discovery and development of novel, first-in-class, non-steroidal, synthetic anti-inflammatory drugs. In February 2015, the Company announced that the Phase II Trial of MRX-6 Cream 2% in pediatric atopic dermatitis did not reach the primary endpoint and did not demonstrate any improvement over the vehicle (placebo) cream. Following the announcement, after considering our various alternatives, the Company decided to suspend development of the MRX-6 cream program and on April 6, 2015 sent a letter to the FDA to close its IND for the MRX-6 cream 2%.

Since February 2015, the Company has been exploring potential business opportunities. The Company believes that its status as an SEC reporting company, its strong and experienced management and its continued NASDAQ listing, combined with its existing cash resources, could likely attract high-quality merger partners who may possess new later or same-stage clinical assets that, if developed, could provide greater potential value to shareholders in the future. The Company is in the process of considering such potential strategic transactions.

In connection with its evaluation of potential business alternatives, the Company began a significant restructuring plan to preserve its financial resources, minimize its exposure to fixed costs for staff and facilities and increase its control over the strategic timing and use of all of its resources. The Company is currently focusing on the following principal activities following the negative outcome of the MRX-6 cream trial: (i) reduction of its costs, which includes a reduction in staff, (ii) diligence activities associated with thoroughly exploring potential business alternatives, and (iii) its compliance activities associated with being a public company in good regulatory standing. The evaluation of potential business alternatives entails numerous significant risks and uncertainties and there can be no assurance that its evaluation of potential business alternatives will result in any transaction

b.	On January 28, 2005 the Company acquired Celsus Therapeutics Inc. (the “Subsidiary”). The Subsidiary was the owner of the intellectual property rights in drugs which it develops under a license that was granted by Yissum, the research development company of the Hebrew University of Jerusalem Israel (“Yissum”) on November 27, 2002 and in

CELSUS THERAPEUTICS PLC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except share and per share data)

NOTE 1:-	GENERAL (Cont.)

connection with which a sublicense agreement was signed between the Subsidiary and the Company on February 1, 2005 (for details about the license agreement and the sublicense agreement see Note 6 to the consolidated financial statements as of December 31, 2014).

c.	On March 22, 2011 the Company established an Israeli subsidiary, Morria Biopharma Ltd., which is wholly-owned by the Company. As of the date of the condensed consolidated financial statements, this Israeli subsidiary is inactive.

d.	The Financial statements are in United States dollars:

Most of the Company's costs and financing are in U.S. dollars (“Dollar”). The Company’s management believes that the Dollar is the currency of the primary economic environment in which the Company and its subsidiaries have operated and expect to continue to operate in the foreseeable future. Therefore, the functional currency of the Company and its subsidiaries is the Dollar.

The Company and its subsidiaries' transactions and balances denominated in Dollars are presented at their original amounts. Non-Dollar transactions and balances have been remeasured to Dollars in accordance with ASC 830, “Foreign Currency Matters”.  All transaction gains and losses from remeasurement of monetary balance sheet items denominated in non-Dollar currencies are reflected in the statements of income as financial income or expenses, as appropriate.

e.	As of March 31, 2015, the Company has accumulated losses in the total amount of $ 32,507 and has negative cash flow from operating activity in the total amount of $ 2,200 during the three month period ended March 31, 2015.

The Company is addressing its liquidity needs by implementing initiatives to raise additional funds as well as other measures that will allow it to cover its anticipated budget deficit. There are no assurances that the Company will be successful in obtaining an adequate level of financing. If the Company is unable to raise sufficient capital resources, the Company will not be able to implement its business plan.

NOTE 2:-	UNAUDITED CONDENSED FINANCIAL STATEMENTS

The unaudited Condensed Consolidated Financial Statements of Celsus Therapeutics Plc. have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Condensed Consolidated Balance Sheet as of March 31, 2015, included herein was derived from the audited Consolidated Financial Statements for the year ended December 31, 2014. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or any future period. The information included in this interim report should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Actual results could differ materially from those estimates under different assumptions or conditions.

CELSUS THERAPEUTICS PLC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except share and per share data)

NOTE 2:-	UNAUDITED CONDENSED FINANCIAL STATEMENTS (Cont.)

The significant accounting policies applied in the annual financial statements of the Company as of December 31, 2014 are applied consistently in these condensed financial statements. For further information, refer to the consolidated financial statements as of December 31, 2014.

NOTE 3:-	FAIR VALUE MEASURMENTS

In accordance with ASC No. 820, “Fair Value Measurements and Disclosures”, the Company measures its liability related to stock options and warrants at fair value. Investments in foreign currency derivative instruments are classified within Level 3 value hierarchy. This is because these assets are valued using alternative pricing sources and models utilizing market observable inputs. The liability related to stock options and warrants is classified within Level 3 value hierarchy because the liability is based on present value calculations and external valuation models whose inputs include market interest rates, estimated operational capitalization rates, volatilities and illiquidity. Unobservable inputs used in these models are significant.

The Company’s financial assets and liabilities measured at fair value on a recurring basis, consisted of the following types of instruments as of the following dates:

	March 31,	December 31,
	2015	2014
	Fair value measurements
	using input type Level 3

Liability related to stock options and warrants	$774	$235

Fair value measurements using significant unobservable inputs (Level 3):

Fair value of liability related to stock options and warrants

Balance at January 1, 2014	$787

Changes in values of liability related to stock option and warrants	(552)

Balance at December 31, 2014	$235

Changes in values of liability related to stock options and warrants	539

Balance at March 31, 2015 (unaudited)	$774

CELSUS THERAPEUTICS PLC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except share and per share data)

NOTE 4:-	COMMITMENTS AND CONTINGENT LIABILITIES

a.	Agreement with Yissum

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

This technology underlies part of the Company’s research and development projects. The license includes the exclusive rights to produce, sell, market, import, distribute, and make any use of the technology, by both the Subsidiary and the holders of rights by virtue of the sublicenses. The agreement is valid for 20 years. In exchange for granting the said license to the Subsidiary, Yissum will be entitled to royalties as elaborated below:

1.	4% of the total sales that the Subsidiary or a related company thereof (as this term is defined in the agreement) will make;

2.	18% of the total payments or royalties that Subsidiary will be entitled to receive from third parties to whom sublicenses have been granted.

On June 20, 2005, the Company executed with Yissum an agreement for providing research and development services, whereby Yissum grants the Company compound development services. It has been agreed that the intellectual property and the knowledge that will accumulate during the provision of the services will be owned by Yissum. Yissum has granted the Company a license to use the results of the service provision agreement, and the permission to grant a sublicense. The service agreement was renewed several times prior to 2011. On February 28, 2011, the service provision agreement was renewed again. In consideration for the performance of services the Company agreed to pay Yissum $ 70 plus overhead per year, depending on the work requested by the Company to be done at the sole and exclusive option of the Company during each year of the following five years. The additional services fees shall be payable in semi-annual payments. The Company did not request any such services in 2014 and 2015.

b.	Office lease commitment:

The Company’s leases office space in the Unites States which is located in New York.

The following is a summary of the Company’s remaining contractual obligations and commitments relating to its U.S. facilities leases as at March 31, 2015):

CELSUS THERAPEUTICS PLC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except share and per share data)

NOTE 4:-	COMMITMENTS AND CONTINGENT LIABILITIES (Cont.)

Operating Lease Obligations

2015	$218
2016	297
2017	313
2018	330
2019	225
Total	$1,383

NOTE 5:-	tax benefit

In February 2015, in accordance with the United Kingdom research and development tax credit regime, the Company received cash consideration in return for surrenderdring trading losses resulting from its eligible research and development expenses. Consequently, a tax benefit was recorded during the three months period ended March 31, 2015 in the aggregate amount of $ 560, in exchange for trading losses of approximately $ 2,308.

NOTE 6:-	SHAREHOLDERS’ EQUITY

a.	Composition of share capital:

	March 31, 2015		December 31, 2014
	Authorized	Issued and outstanding	Authorized	Issued and outstanding
	Unaudited
Ordinary shares of £ 0.01 par value each	5,000,000,000	55,636,283	5,000,000,000	55,636,283
Deferred A shares of £ 0.001 par value	800,000	-	800,000	-
Deferred B shares of £ 0.001 par value	1,200,000	-	1,200,000	-
Deferred C shares of £ 0.001 par value	400,000	-	400,000	-

The ordinary shares confer upon their holders the right to participate and vote in general shareholders meetings of the Company and to share in the distribution of dividends, if any, declared by the Company.

CELSUS THERAPEUTICS PLC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except share and per share data)

NOTE 6:-	SHAREHOLDERS’ EQUITY (Cont.)

b.	Share issuances:

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

In August 2007, the Company adopted a share option plan (the “Plan”). In accordance with the Plan, the number of shares that may be issued upon exercise of options under the Plan, shall not exceed 1,365,000 shares. In June 2013, the Plan was amended increasing the number of shares that may be issued by 2,500,000 to a total of 3,865,000. In June 2014, the Company adopted a new equity incentive plan (the “2014 Plan”) which assumed all shares under the Plan and also increased the number of shares that may be issued by 2,000,000 to a total of 5,865,000. As of March 31, 2015, 2,873,310 ordinary shares are available for future issuance under the 2014 Plan.

The following is a summary of the Company’s stock option activity and related information for the three months ended March 31, 2015:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value

Balance as of January 1, 2015	2,903,227	$1.42	8.0	$-
Changes during the period:
Granted	-
Forfeited	-

Balance as of March 31, 2015	2,903,227	$1.42	7.8	$-

Vested and expected to vest	2,903,227	$1.42	7.8	$-

Exercisable Options as of March 31, 2015	1,515,727	$1.36	7.0	$-

CELSUS THERAPEUTICS PLC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except share and per share data)

NOTE 6:-	SHAREHOLDERS’ EQUITY (Cont.)

Fair value was estimated using the following weighted-average assumptions (annualized percentages):

	Three months ended March 31,
	2015	2014
	Unaudited

Expected dividend yield	0%	0%
Expected volatility	75.39%-81.03%	66.5%-81.21%
Risk-free interest	0.73%-1.94%	1.0%-1.82%
Expected life	2.42-9.42 years	3.42-6.25 years
Forfeiture rate	0%	0%

During the three months ended March 31, 2015, the Company recorded $ 59 in share based compensation expenses. As of March 31, 2015, there was $ 252 unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock option plans.

c.	Warrants and options to service providers:

From April 2012 through September 2013, the Company completed several private placements by and among the Company and certain investors where it sold ordinary shares and warrants. Some of the issued warrants contain non-standard anti-dilution protection and Most Favored Nation Terms (as described in Note 7c to the consolidated financial statements as of December 31, 2014).

During April 2014, 562,500 of the Company’s warrants expired.

As of March 31, 2015 the Company had 5,659,717 shares which are entitled to Most Favored Nations Terms, of which 5,089,544 are also entitled to price protection (which would be triggered by a share issuance at less than $ 0.57 per share) and 729,450 warrants which are entitled to price protection (which would be triggered by a warrant issuance at less than $ 2.00 exercise price per share) and 1,929,824 warrants have full ratchet anti-dilution protection (which would be triggered by a share or warrant issuance at less than $ 0.57 price share or exercise price per share).

The Company accounted the warrants issued since April 2012 through September 2013 financings, in accordance with ASC 815, as a freestanding liability instrument that is measured at fair value at each reporting date, based on its fair value, with changes in the fair values being recognized in the Company’s consolidated statement of comprehensive loss as financial income or expense.

CELSUS THERAPEUTICS PLC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except share and per share data)

NOTE 6:-	SHAREHOLDERS’ EQUITY (Cont.)

The fair value of warrants granted was measured using a series of Black-Scholes call and put option pricing models. The put option model was used to determine the anti-dilution protection components in the warrants. The Company used different parameters for the warrants call option and the warrants put option since the expected life of the Most Favored Nation Terms was shorter than the expected life of the warrants.

Fair values were estimated using the following assumptions for the call options (range of annualized percentages):

	Three months ended March 31,
	2015	2014
	Unaudited

Expected dividend yield	0%	0%
Expected volatility	80.3%-91.72%	70.52%-86.68%
Risk-free interest	0.56%-0.95%	0.11%-0.39%
Expected life	2.01-3.25	0.84-1.84

Fair values were estimated using the following assumptions for the put options (range of annualized percentages):

	Three months ended March 31,
	2015	2014
	Unaudited

Dividend yield	0%	0%
Expected volatility	80.3%	68.8%-70.52%
Risk-free interest	0.56%	0.11%-0.15%
Expected life	2.01	0.84-1.08

As of December 31, 2014 and March 31, 2015, the fair value of the warrants was $ 234 and $ 774 respectively. The net change in fair value was recognized as financial expense (income) in the Company’s condensed consolidated statement of comprehensive loss.

CELSUS THERAPEUTICS PLC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except share and per share data)

NOTE 6:-	SHAREHOLDERS’ EQUITY (Cont.)

The options and warrants outstanding as of March 31, 2015 that were granted to the Company’s service providers are as follows:

Grant date	Number of options	Exercise Price	Expiration date

August 28, 2007	20,475	$ 1.29	August 28, 2017
May 27, 2009	30,000	$ 1.56	May 27, 2019
February 12, 2012	309,492	$ 2.00	February 12, 2017
April 26, 2012	90,000	$ 2.00	March 19, 2017
June 27, 2012	2,988	$ 1.75	June 21, 2022
November 30, 2012	90,180	$ 2.00	November 30, 2017
January 17, 2013	43,035	$ 2.00	January 17, 2018
January 31, 2013	7,200	$ 2.00	January 31, 2018
February 8, 2013	3,600	$ 2.00	February 28, 2018
August 27, 2014	35,000	$ 0.565	August 27, 2024

	631,970

NOTE 7:-	SUBSEQUENT EVENTS

During April 2015, 729,450 warrants which are eligible to Most Favored Nation Terms and also to price protection were reclassified to equity due to the expiration of their Most Favored Nation Terms and price protection provision.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read this discussion together with the consolidated financial statements, related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. The following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under "Risk Factors" in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission. These risks could cause our actual results to differ materially from any future performance suggested below.

Overview

We are a biopharmaceutical company that was dedicated to the discovery and development of novel, first-in-class, non-steroidal, synthetic anti-inflammatory drugs. In February 2015, we announced that the Phase II Trial of MRX-6 Cream 2% in pediatric atopic dermatitis did not reach the primary endpoint and did not demonstrate any improvement over the vehicle (placebo) cream. Prior to this announcement, we were conducting a double-blind, parallel-group, vehicle-controlled clinical trial to evaluate the safety and efficacy of MRX-6 cream 2% in a pediatric population with mild to moderate atopic dermatitis. Since February 2015, we have been exploring potential business opportunities. Following the announcement, after considering our various alternatives, we decided to suspend development of the MRX-6 cream dermatology program and on April 6, 2015 we sent a letter to the FDA to close our IND for the MRX-6 cream 2%. Our senior management considered potential strategic opportunities available to us, including repeat testing of MRX-6 in a dermatology indication or other non-dermatologic indication, advancing our pre-clinical candidates through animal models, the acquisition of new program assets and/or the sale of the company, or the liquidation of our company and distribution of assets to our shareholders. Because of the magnitude of the resources required to redesign and/or develop our current product candidates, both clinical and pre-clinical, our management concluded that the process to redesign and/or develop the assets and the early-stage of the other product candidates would likely not enable us to obtain the amount of funding required to meaningfully develop such assets in the near-term. We believe that our status as an SEC reporting company, our strong and experienced management and our continued NASDAQ listing, combined with our existing cash resources, could likely attract high-quality merger partners who may possess new, later or same-stage clinical assets that, if developed, could provide greater potential value to our shareholders in the future. We are in the process of considering such potential business alternatives.

In connection with our evaluation of potential business alternatives, we began a significant restructuring plan to preserve our financial resources, minimize our exposure to fixed costs for staff and facilities and increase our control over the strategic timing and use of all of our resources. We are currently focusing on the following principal activities following the negative outcome of the MRX-6 trial: (i) reduction of our costs, which includes a reduction in staff, (ii) diligence activities associated with thoroughly exploring potential business alternatives, and (iii) our compliance activities associated with being a public company in good regulatory standing. Our evaluation of potential business alternatives entails numerous significant risks and uncertainties, including the risks and uncertainties set forth in Item 1A under the heading “Risk Factors” of this Quarterly Report on Form 10-Q. There can be no assurance that our evaluation of potential business alternatives will result in any transaction.

Our research and development expenses have consisted primarily of salaries and related personnel expenses, fees paid to external service providers for formulation and synthesis activities, manufacturing and costs of pre-clinical studies and clinical trials. We primarily used external service providers to manufacture our product candidates for clinical trials and for all of our pre-clinical and clinical development work. We charged all research and development expenses to operations as they are incurred. We have performed our research and development activity mainly through outsourcing to subcontractors. Our board of directors, which consists of recognized professionals in the fields of biology, medicine and finance, has regularly approved our material contracts with subcontractors.

Since inception in 2005, we have generated significant losses in connection with our research and development, including the pre-clinical and clinical development of our product candidates. At March 31, 2015, we had an accumulated deficit of $32,507,000. Since inception, we have funded our operations primarily through the sale of equity securities and equity-linked securities. We have not yet generated any revenues and we expect to continue to incur net losses and negative cash flows for the foreseeable future. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We have implemented a workforce reduction plan and other cost-cutting measures in an attempt to extend our cash resources as long as possible, though there are no assurances that such efforts will be effective. Assuming that a transaction involving a potential business alternative is not consummated, we anticipate that our cash resources will be sufficient to fund our reduced operations for the next twelve months. This forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses over the next twelve months could vary materially and adversely as a result of a number of factors, including the risks and uncertainties set forth in Item 1A under the heading “Risk Factors” of this Quarterly Report on Form 10-Q.

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

We listed our securities on the NASDAQ Capital Market in January 2014. As of December 31, 2014, the value was $0.48 and ranged between $0.48 – $0.65 in 2014. As of March 31, 2015, the value was $0.076.

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

Convertible Notes and Warrants

In connection with the April 2012 Financing, we applied ASC 470-20, “Debt with Conversion and Other Options” (“ASC 470-20 “). In accordance with ASC 470-20, we first allocated the proceeds received to the detachable warrant, freestanding liability instrument that is measured at fair value at each reporting date, based on its fair value, with changes in the fair values being recognized in our statement of operations as financial income or expense. The fair value of Warrants granted was valued by using the Black-Scholes call option pricing. The anti-dilution rights of the Warrants were calculated by using Black-Scholes put option using the same parameters as the warrants call option. The computation of expected volatility is based on realized historical stock price volatility of peer companies. The expected term is based on the contractual term. The risk free interest rate assumption is the implied yield currently available on U.S. Treasury yield zero-coupon issues with a remaining term equal to the expected life of the options. The dividend yield assumption is based on our historical experience and expectation of no future dividend payouts and may be subject to substantial change in the future. We have historically not paid cash dividends and have no foreseeable plans to pay cash dividends in the future. The initial fair value of the detachable warrant on April 4, 2012 was $750. On December 31, 2014, the fair value of the detachable warrant was $64. The change in fair value in the year ended December 31, 2014 was a decrease of $360 and was recognized as financial income in the statement of operations. On March 31, 2015, the fair value of the detachable warrant was $772. The change in fair value in the quarter ended March 31, 2015 was an increase of $708 and was recognized as financial expense in the statement of operations.

Functional Currency

The Company's costs and financing are in U.S. dollars ("Dollar"). The Company's management believes that the Dollar is the currency of the primary economic environment in which the Company and its subsidiaries have operated and expect to continue to operate in the foreseeable future. Therefore, the functional currency of the Company and its subsidiaries is the Dollar.

Results of Operations

For the Three Months Ended March 31, 2015 and March 31, 2014

Research and development expenses

Research and development expenses for the quarter ended March 31, 2015 were approximately $1,551,000 compared to $800,000 for the quarter ended March 31, 2014. This 94% or $751,000 increase was due to higher expenses of approximately $741,000 for formulation and synthesis activities, manufacturing and clinical trials $4,000 of insurance expenses, $4,000 of travel related expenses and $2,000 of other miscellaneous expenses.

General and administrative expenses

General and administrative expenses for the quarter ended March 31, 2015 were approximately $791,000 compared to $1,083,000 for the quarter ended March 31, 2014. This 27% or $292,000 decrease was primarily due to lower legal, consulting, professional and accounting expenses of approximately $259,000, $138,000 from stock-based compensation expense related to options granted to board members and employees, $24,000 of board fees, offset by higher office rent expenses of $81,000, $31,000 for insurance, $13,000 of travel related expenses, and $4,000 for other general expenses.

Financial income/expenses

Financial expense for the quarter ended March 31, 2015 was approximately $535,000 compared to financial income of $143,000 for the quarter ended March 31, 2014. This change was primarily attributed to the revaluation of the warrant liabilities.

Liquidity and Capital Resources

Net cash used in operating activities was approximately $2,200,000 during the quarter ended March 31, 2015 compared to $2,048,000 used by operating activities during the quarter ended March 31, 2014. The 7% increase in cash flow used in operating activities of approximately $152,000 can be primarily attributed to the additional formulation, manufacturing and clinical trial activities.

In both quarters ended March 31, 2015 and 2014, we had no investment activity and anticipate our investment will be minimal in the future.

Net cash provided by financing activities was $0 during the quarter ended March 31, 2015 compared to approximately $8,219,000 during the quarter ended March 31, 2014. Financing activities in 2014 were comprised of cash proceeds from the issuance of shares.

As of March 31, 2015, we had approximately $4,016,000 in cash and cash equivalents, a decrease of approximately $2,200,000 from December 31, 2014. In addition, as of March 31, 2015, we had accumulated losses in the total amount of approximately $32,507,000.

Since inception, we have funded our operations primarily through the sale of equity securities and equity-linked securities. As of March 31, 2015, we have existing cash and investment securities of approximately $4.0 million. Assuming that a transaction involving a potential business alternative is not consummated, we anticipate that our cash resources will be sufficient to fund our operations for the next 12 months. However, changes may occur that would cause us to consume our existing capital prior to that time, including the progress and outcome of our current evaluation of potential business alternatives. Additionally, actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. We have estimated the sufficiency of our cash resources based in part on the discontinuation of the MRX-6 cream program and other pre-clinical programs and costs related to the identification and evaluation of potential business alternatives.

We expect that we will need additional financing to support our long-term plans. We expect to finance our cash needs through the sale of equity securities, strategic collaborations and/or debt financings, or through other sources that may be dilutive to existing stockholders. There can be no assurance that we will be able to obtain funding from any of these sources or, if obtained, what the terms of such funding(s) may be, or that any amount that we are able to obtain will be adequate to support our working capital requirements until we achieve profitable operations. We have no current committed sources of additional capital but are constantly assessing market conditions so that we may take advantage of financing opportunities. If we are unable to raise additional funds when needed, we may not be able to develop any new product candidates that we potentially acquire, or we could be required to delay any future development programs and significantly reduce our activities in order to maintain our operations for the next twelve months. If we are able to consummate a transaction involving a potential business alternative, we will require additional capital in order to complete the clinical development of and to commercialize our product candidates that we potentially acquire. Our future capital requirements may depend on many factors that are currently unknown to us, including:

•	the timing of initiation, progress, results and costs of clinical trials and pre-clinical studies for any product candidates that we acquire;

•	the costs of synthesis and formulation;

•	the costs of raw materials in order to produce our product candidates;

•	the costs of producing the product candidates;

•	the costs of hiring additional personnel appropriate for the development program;

•	the cost of technology transfer, scale-up and optimization;

•	the scope, progress, results, and cost of pre-clinical development, clinical trials, and regulatory review of any new product candidates for which we may initiate development;

•	the cost of filing regulatory applications for our product candidates;

•	the costs of preparing, filing, and prosecuting patent applications and maintaining, enforcing, and defending intellectual property-related claims;

•	our ability to establish research collaborations and strategic collaborations and licensing or other arrangements on terms favorable to us;

•	the costs to satisfy our obligations under potential future collaborations; and

•	the timing, receipt, and amount of sales, milestone payments, licensing fees or royalties, if any, from any approved product candidates.

Research and Development, Patents and Licenses

Our research and development expenditures were $1,551,000 and $800,000 in the quarters ended March 31, 2015 and 2014, respectively. Most of such research and development expenditures were in the form of payments to third parties to carry out our formulation and synthesis activities, manufacturing, pre-clinical and clinical research activities.

We incurred the following research and development expenses in the quarters ended March 31, 2015 and 2014:

	Quarters ended March 31,
	2015	2014

Direct Expenses:
MRX-6	$1,381	$639
Other	—	—
Total direct expenses	$1,381	$639
Indirect Expenses:
Staffing	130	130
Other indirect	40	31
	$170	$161
Total Research and Development	$1,551	$800

Off-balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations

The following table sets forth our known contractual obligations for the periods indicated therein as of March 31, 2015.

	Payments due by period
Contractual obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Lease of office space	$1,383,000	$291,000	$951,000	$141,000	$—
Total	$1,383,000	$291,000	$951,000	$141,000	$—

We may decide to sublease certain of our office space as part of our cost-cutting plan. We have total minimum rental commitments of approximately $1,383,000 for our US offices. The lease expires in August 2019. Minimum rental payments range from approximately $24,000 per month to approximately $29,000 per month.

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

Certain Factors That May Affect Future Results of Operations

The Securities and Exchange Commission, or SEC, encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains such "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

Words such as "may," "anticipate," "estimate," "expects," "projects," "intends," "plans," "believes" and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management's present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to those set forth under the heading "Risk Factors" contained in this Quarterly Report on Form 10-Q and in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 that we have filed with the SEC.

In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this Quarterly Report on Form 10-Q might not occur. Stockholders are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent forward-looking statements attributable to Celsus or to any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures.

(a)          Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)          Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not a party to any material legal proceedings.

Item 1A. Risk Factors.

The risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 and the following important factors could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time. Except as set forth below, there have been no material changes to our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Risks Relating to Our Financial Position and Our Business

We have a history of operating losses and cannot give assurance of future revenues or operating profits; investors may lose their entire investment.

We do not expect to generate revenue or profitability that is necessary to finance our operations in the short term. We incurred net losses of $9,648,000, $3,620,000 and $4,268,000 for the years ended December 31, 2014, 2013 and 2012, respectively, and $2,317,000 for the three months ended March 31, 2015. In addition, our accumulated deficit as of March 31, 2015 and December 31, 2014 was $32,507,000 and $30,190,000, respectively. To date, we have not commercialized any products or generated any revenues from the sale of products, and absent the realization of sufficient revenues from product sales, we may never attain profitability in the future. Our losses have resulted principally from costs incurred in our discovery and development activities.

Following the negative outcome of our MRX-6 cream dermatology trial, we initiated a process to identify and evaluate potential business alternatives. If this process is not successful, we may never achieve or sustain profitability on a quarterly or annual basis or return value to our stockholders. Our failure to become and remain profitable would depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. If we continue to suffer losses as we have in the past, investors may not receive any return on their investment and may lose their entire investment.

We will require additional capital to fund our operations, and if we are unable to obtain such capital, we will be unable to successfully develop and commercialize any product candidates.

As of March 31, 2015, we had existing cash and investment securities of approximately $4 million. We will require additional capital in order to develop and commercialize our current product candidates or any product candidates that we acquire, if any. There can be no assurance that additional funds will be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available on a timely basis, we may be required to terminate or delay development for one or more of our product candidates.

We may seek to raise any necessary funds through public or private equity offerings, or strategic alliances and licensing arrangements. We may not be able to obtain additional financing on terms favorable to us, if at all. General market conditions may make it very difficult for us to seek financing from the capital markets. We may be required to relinquish rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us, in order to raise additional funds through alliance, joint venture or licensing arrangements.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to a merger or other acquisition agreement and any equity financing that we pursue, could result in significant dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

If we were to pursue a business alternative in which we entered into a merger or other transaction with another company, we expect that a significant number of our ordinary shares would be issued to any seller(s) of such company.  In addition, we expect that significant additional capital may be needed in the future to continue our planned operations or to fund the operations of any business that we acquired. To the extent we issue a significant number of shares in any acquisition transaction or raise additional capital by issuing equity securities, our stockholders may experience substantial dilution.  In any financing transaction, we may sell common stock, convertible securities or other equity securities. If we sell common stock, convertible securities or other equity securities, your investment in our common stock will be diluted. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

We have substantially suspended all clinical development activities and our review of a possible transaction with respect to one or more of our clinical development programs is uncertain.

Following our announcement of the negative outcome of the MRX-6 trial, we determined to suspend all clinical and pre-clinical development activities. We have suspended all clinical and pre-clinical development activities with a goal of conserving capital and maximizing value returned to our stockholders. Our process to identify and evaluate potential business alternatives includes a review of the possible sale or disposition of one or more of our clinical candidates or other assets. There can be no assurance that our process to identify and evaluate potential business alternatives will result in any definitive offer to acquire our clinical development programs, or if made what the terms thereof will be or that any other transaction involving our clinical development programs will be approved or consummated. If any definitive offer to acquire our clinical development programs is made, there can be no assurance that a definitive agreement will be executed or that, if a definitive agreement is executed, the transaction will be consummated. In addition, there can be no assurance that any transaction, involving our candidates and/or other assets, that is consummated would deliver the anticipated benefits or enhance stockholder value.

If our process to identify and evaluate potential business alternatives is not successful, our Board of Directors may decide to pursue a dissolution and liquidation of our company.

There can be no assurance that our process to identify and evaluate potential business alternatives will result in a successful alternative for our business. If no transactions with respect to potential business alternatives are identified and completed, our Board of Directors may decide to pursue a dissolution and liquidation of our company. If our Board of Directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation of our company, we would be required to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation of our company. If a dissolution and liquidation were pursued, our Board of Directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock may lose their entire investment in the event of a bankruptcy, liquidation, dissolution or winding up of our company.

We have a limited operating history and we expect a number of factors to cause our operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.

We are a development stage biopharmaceutical company with a limited operating history. Our operations to date have been primarily limited to developing our technology and undertaking preclinical studies and clinical trials of MRX-6 and our other product candidates. We have not yet obtained regulatory approvals for any of our product candidates and have suspended their development. In addition, we have initiated a process to identify and evaluate potential business alternatives. Consequently, any predictions made about our future success or viability may not be accurate given our limited operating history and the likelihood that our future operations will differ significantly from our operations to date. Our financial condition and operating results have varied significantly in the past and will continue to fluctuate from quarter-to-quarter or year-to-year due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include other factors described elsewhere or incorporated by reference in this report and also include:

•	the outcome of our process to identify and evaluate potential business alternatives;

•	our ability to obtain additional funding;

•	delays in the identification of additional product candidates, and if identified, the commencement, enrollment and timing of clinical trials, including as a result of inability to manufacture or purchase sufficient drug supply to conduct a clinical trial;

•	the success of our clinical trials through all phases of clinical development, with respect to any product candidates that may be identified in the future;

•	any delays in regulatory review and approval of any product candidates that may be identified in the future;

•	our ability to obtain and maintain regulatory approval for any product candidates that may be identified in the futures in the United States and foreign jurisdictions;

•	potential side effects of our product candidates that may be identified in the future that could delay or prevent commercialization, limit the indications for any approved drug, require the establishment of risk evaluation and mitigation strategies, or cause an approved drug to be taken off the market;

•	our dependence on third-party manufacturers, or CMOs, to supply or manufacture our products;

•	our dependence on clinical research organizations, or CROs, to conduct our clinical trials;

•	our ability to establish or maintain collaborations, licensing or other arrangements;

•	market acceptance of our product candidates;

•	our ability to establish and maintain an effective sales and marketing infrastructure, either through the creation of a commercial infrastructure or through strategic collaborations;

•	competition from existing products or new products that may emerge;

•	the ability of patients or healthcare providers to obtain coverage of or sufficient reimbursement for our products;

•	our ability to leverage our proprietary technology platform to discover and develop additional product candidates;

•	our ability and our licensors’ abilities to successfully obtain, maintain, defend and enforce intellectual property rights important to our business;

•	our ability to attract and retain key personnel to manage our business effectively;

•	our ability to build our finance infrastructure and improve our accounting systems and controls;

•	potential product liability claims;

•	potential liabilities associated with hazardous materials; and

•	our ability to obtain and maintain adequate insurance policies.

Accordingly, the results of any quarterly or annual periods should not be relied upon as indications of future operating performance.

Our future success depends on our ability to retain our key executives and to attract, retain, and motivate qualified personnel.

The competition for qualified personnel in the biopharmaceutical field is intense and we must retain and motivate highly qualified scientific personnel as well as attract new personnel. We are highly dependent on certain officers and employees, including Mr. Mark Cohen, our Executive Chairman, Dr. Gur Roshwalb, our Chief Executive Officer, and Mr. Dov Elefant, our Chief Financial Officer. The loss of the services of any of these persons might impede the achievement of our research, development, and commercialization objectives. Recruiting and retaining qualified scientific personnel and possibly sales and marketing personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific personnel from universities and research institutions. We do not maintain “key person” insurance on any of our employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

We will need to hire additional employees in order to commercialize any product candidates in the future. Any inability to manage future growth could harm our ability to commercialize our product candidates, increase our costs and adversely impact our ability to compete effectively.

In order to commercialize any product candidates in the future, we will need to hire experienced sales and marketing personnel to sell and market those product candidates we decide to commercialize, and we will need to expand the number of our managerial, operational, financial and other employees to support commercialization. Competition exists for qualified personnel in the biopharmaceutical field. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

Risks Relating to the Development and Regulatory Approval of Product Candidates

Following our announcement of the negative outcome of our MRX-6 trial, we have suspended development on all of our product candidates, and may not be able to identify any additional product candidates for development in the future.

We suspended development on all of our product candidates as part of our management’s decision to focus resources on three principal activities following the suspension of our MRX-6 trial: We are currently focusing on the following principal activities following the negative outcome of the MRX-6 trial: (i) reduction of our costs, which includes a reduction in staff, (ii) diligence activities associated with thoroughly exploring potential business alternatives, and (iii) our compliance activities associated with being a public company in good regulatory standing. As a result, we have initiated a process to identify and evaluate potential business alternatives. If this process is not successful in identifying any additional product candidates for development, then we would be unable to generate revenue through product sales and our business would be harmed.

Clinical failure can occur at any stage of clinical development. We have currently suspended development of MRX-6, our lead product candidate, as a result of clinical failure. Because the results of earlier clinical trials are not necessarily predictive of future results, any product candidate that we identify and attempt to advance through clinical trials may not have favorable results in later clinical trials or receive regulatory approval.

Clinical failure can occur at any stage of clinical development. In February 2015, we announced that the Phase II Trial of MRX-6 Cream 2% in pediatric atopic dermatitis did not reach the primary endpoint and did not demonstrate any improvement over the vehicle (placebo) cream. Prior to this announcement, we were conducting a double-blind, parallel-group, vehicle-controlled clinical trial to evaluate the safety and efficacy of MRX-6 cream 2% in a pediatric population with mild to moderate atopic dermatitis. Since February 2015, we have been exploring potential business opportunities. Clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical or preclinical trials. In addition, data obtained from trials are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Frequently, product candidates that have shown promising results in early clinical trials have subsequently suffered significant setbacks in later clinical trials. For example, despite positive findings in earlier clinical trials, the MRX-6 cream phase II trial was not successful. Since we have suspended development of MRX-6 and our other product candidates, it is unlikely we will be able to obtain regulatory approval for them and our business has been harmed.

We cannot be certain that any product candidate that we may identify in the future will receive regulatory approval, and without regulatory approval, we will not be able to market our product candidates. Any delay in the regulatory review or approval of MRX-6 or any of our other product candidates will materially or adversely harm our business.

Prior to the suspension of development of MRX-6, we invested a significant portion of our efforts and financial resources in the development of MRX-6, up to then our most advanced product candidate. Our ability to generate revenue related to product sales, which we do not expect will occur for at least the next several years, if ever, will depend on the successful development and regulatory approval of our product candidates. Following the negative outcome of our MRX-6 trial, it is unlikely we will ever generate revenue related to product sales of MRX-6. Similarly, our clinical development programs for our other product candidates have been substantially suspended and therefore may not lead to regulatory approval from the FDA and similar foreign regulatory agencies. This failure to obtain regulatory approvals would prevent our product candidates from being marketed and would have a material and adverse effect on our business.

All of our product candidates require regulatory review and approval prior to commercialization. Any delays in the regulatory review or approval of our product candidates would delay market launch, increase our cash requirements and result in additional operating losses.

The process of obtaining FDA and other required regulatory approvals, including foreign approvals, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Furthermore, this approval process is extremely complex, expensive and uncertain. We may be unable to submit any new drug application, or an NDA, in the United States or any marketing approval application in foreign jurisdictions for any of our products. If we submit an NDA including any amended NDA or supplemental NDA, to the FDA seeking marketing approval for any of our product candidates, the FDA must decide whether to accept or reject the submission for filing. We cannot be certain that any of these submissions will be accepted for filing and reviewed by the FDA, or that the marketing approval application submissions to any other regulatory authorities will be accepted for filing and review by those authorities. We cannot be certain that we will be able to respond to any regulatory requests during the review period in a timely manner, or at all, without delaying potential regulatory action. We also cannot be certain that any of our product candidates will receive favorable recommendations from any FDA advisory committee or foreign regulatory bodies or be approved for marketing by the FDA or foreign regulatory authorities. In addition, delays in approvals or rejections of marketing applications may be based upon many factors, including regulatory requests for additional analyses, reports, data and studies, regulatory questions regarding data and results, changes in regulatory policy during the period of product development and the emergence of new information regarding our product candidates.

Data obtained from preclinical studies and clinical trials are subject to different interpretations, which could delay, limit or prevent regulatory review or approval of any of our product candidates. Furthermore, regulatory attitudes towards the data and results required to demonstrate safety and efficacy can change over time and can be affected by many factors, such as the emergence of new information, including on other products, policy changes and agency funding, staffing and leadership. We do not know whether future changes to the regulatory environment will be favorable or unfavorable to our business prospects.

In addition, the environment in which our regulatory submissions may be reviewed changes over time. For example, average review times at the FDA for NDAs have fluctuated over the last ten years, and we cannot predict the review time for any of our submissions with any regulatory authorities. Review times can be affected by a variety of factors, including budget and funding levels and statutory, regulatory and policy changes. Moreover, in light of widely publicized events concerning the safety risk of certain drug products, regulatory authorities, members of the U.S. Government Accountability Office, medical professionals and the general public have raised concerns about potential drug safety issues. These events have resulted in the withdrawal of drug products, revisions to drug labeling that further limit use of the drug products and establishment of REMS measures that may, for instance, restrict distribution of drug products. The increased attention to drug safety issues may result in a more cautious approach by the FDA to clinical trials. Data from clinical trials may receive greater scrutiny with respect to safety, which may make the FDA or other regulatory authorities more likely to terminate clinical trials, before completion, or require longer or additional clinical trials that may result in substantial additional expense and a delay or failure in obtaining approval or may result in approval for a more limited indication than originally sought.

In the event we identify product candidates in the future, delays in the commencement, enrollment and completion of our clinical trials could result in increased costs to us and delay or limit our ability to obtain regulatory approval for such other product candidates.

Delays in the commencement, enrollment and completion of clinical trials could increase our product development costs or limit the regulatory approval of any product candidates we identify in the future. In addition, we do not know whether planned clinical trials of such product candidates will begin on time or will be completed on schedule or at all. The commencement, enrollment and completion of clinical trials can be delayed for a variety of reasons, including:

•	inability to reach agreements on acceptable terms with prospective CROs and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	inability to maintain necessary supplies of study drug and comparator to maintain predicted enrollment rates at clinical trial sites;

•	regulatory objections to commencing a clinical trial;

•	inability to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs, including some that may be for the same indication as our product candidates;

•	withdrawal of clinical trial sites from our clinical trials as a result of changing standards of care or the ineligibility of a site to participate in our clinical trials;

•	inability to obtain institutional review board approval to conduct a clinical trial;

•	difficulty recruiting and enrolling subjects to participate in clinical trials for a variety of reasons, including meeting the enrollment criteria for our study and competition from other clinical trial programs for the same indication as our product candidates;

•	inability to retain subjects in clinical trials due to the treatment protocol, personal issues, side effects from the therapy or lack of efficacy; and

•	difficulty in importing and exporting clinical trial materials and study samples.

In addition, any of our clinical trials may be suspended or terminated by us, the FDA or other regulatory authorities due to a number of factors, including:

•	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;

•	failure to pass inspection of the clinical trial operations or trial sites by the FDA or other regulatory authorities;

•	failure of any CMOs that we use to comply with current Good Manufacturing Practices, or cGMP;

•	unforeseen safety issues or any determination that a clinical trial presents unacceptable health risks; changes in the regulatory requirement and guidance; or lack of adequate funding to continue the clinical trial due to unforeseen costs resulting from enrollment delays, requirements to conduct additional trials and studies, increased expenses associated with the services of our CROs and other third parties or other reasons.

We have never conducted a Phase 3 clinical trial or submitted an NDA before, and may be unable to do so for any other product candidates that we may identify in the future.

The conduct of Phase 3 clinical trials and the submission of a successful NDA is a complicated process. Although members of our management team have extensive industry experience, including in the development, clinical testing and commercialization of drug candidates, our company has never conducted a Phase 3 clinical trial, has limited experience in preparing, submitting and prosecuting regulatory filings, and has not submitted an NDA before. In addition, success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. For example, despite positive findings in earlier clinical trials, the MRX-6 phase II trial was not successful. Consequently, we may be unable to successfully and efficiently execute and complete clinical trials in a way that leads to NDA submission and approval of any product candidates that we may identify in the future. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials would prevent or delay commercialization of any product candidates that we may identify in the future.

Risks Related to Owning Our Ordinary Shares and ADSs

If we fail to meet all applicable NASDAQ Capital Market requirements and NASDAQ determines to delist our ADSs, the delisting could adversely affect the market liquidity of our ADSs and the market price of our ADSs could decrease.

Our ADSs are listed on The NASDAQ Capital Market. In order to maintain its listing, we must meet minimum financial, operating and other requirements, including requirements for a minimum amount of capital, a minimum price per share, and active operations. If we are unable to comply with NASDAQ’s listing standards, NASDAQ may determine to delist our ADSs from the NASDAQ Capital Market. If our ADSs are delisted for any reason, it could reduce the value of our Ordinary Shares and our liquidity. Delisting could also adversely affect the ability to obtain financing for the continuation of our operations, if we choose to restart development of our existing product candidates, or to use our Ordinary Shares in acquisitions.

On April 9, 2015, we received a written notification from NASDAQ indicating that we were not in compliance with NASDAQ Listing Rule 5450(a)(2) because the minimum bid price of our ADSs was below $1.00 per ADS for the previous 30 consecutive business days.

Pursuant to the NASDAQ Listing Rule 5810(c)(3)(A), we have been granted a 180-calendar day compliance period, or until October 6, 2015, to regain compliance with the minimum bid price requirement. During the compliance period, our ADSs, will continue to be listed and traded on the NASDAQ Capital Market. To regain compliance, the closing bid price of our ADSs must meet or exceed $1.00 per ADS for at least ten consecutive business days during this 180-day grace period.

We intend to consider available options to resolve the noncompliance with the minimum bid price requirement, including a change in our ratio of Ordinary Shares to each ADS. There can be no assurance that we will be able to regain compliance with the minimum bid price requirement or will otherwise be in compliance with other NASDAQ listing criteria.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	Exhibits

31.1	Certification of principal executive officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the principal executive officer and the principal financial officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Celsus Therapeutics PLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iii) the Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELSUS THERAPEUTICS PLC

Date: May 12, 2015	By:	/s/ Gur Roshwalb
Gur Roshwalb
Chief Executive Officer
(principal executive officer)

