Form 10-Q
period 2015-06-30
Celsus Therapeutics Plc.
filed 2015-08-12
CIK 1541157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-36288

CELSUS THERAPEUTICS PLC

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	98-1034922 (I.R.S. Employer Identification No.)

The Gridiron Building
One Pancras Square
C/O Pearl Cohen Zedek Latzer Baratz UK LLP
London, N1C 4AG, United Kingdom

(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code: +44-203-318-3004

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

As of August 12, 2015, the registrant had 55,636,283 ordinary shares outstanding.

CELSUS THERAPEUTICS PLC

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CELSUS THERAPEUTICS PLC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

U.S. DOLLARS IN THOUSANDS

UNAUDITED

- - - - - - - - - - - - -

CELSUS THERAPEUTICS PLC.

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share and per share data)

	June 30,	December 31,
	2015	2014
	Unaudited
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$2,718	$6,216
Short term restricted deposit	142	142
Other accounts receivable and prepaid expenses	60	73

Total current assets	2,920	6,431

PROPERTY AND EQUIPMENT, NET	40	49

Total assets	$2,960	$6,480

The accompanying notes are an integral part of the condensed consolidated financial statements.

CELSUS THERAPEUTICS PLC.

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share and per share data)

	June 30,	December 31,
	2015	2014
	Unaudited

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:

Trade payables	$629	$1,003
Other accounts payable	331	356

Total current liabilities	960	1,359

LONG-TERM LIABILITIES:

Liability related to stock options and warrants (Note 3)	984	235
Other long term liabilities	43	33

Total long-term liabilities	1,027	268

COMMITMENTS AND CONTINGENT LIABILITIES (Note 4)

SHAREHOLDERS’ EQUITY (Note 6):

Ordinary shares of £0.01 par value -
Authorized: 5,000,000,000 shares at June 30, 2015 and December 31, 2014; Issued and outstanding: 55,636,283 shares at June 30, 2015 and December 31, 2014	927	927
Additional paid-in capital	34,224	34,116
Accumulated deficit	(34,178)	(30,190)

Total shareholders’ equity	973	4,853

Total liabilities and shareholders’ equity	$2,960	$6,480

The accompanying notes are an integral part of the condensed consolidated financial statements

CELSUS THERAPEUTICS PLC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

U.S. dollars in thousands (except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Operating expenses:
Research and development expenses	$142	$1,540	$1,693	$2,340
General and administrative expenses	1,314	790	2,105	1,873

Operating loss	1,456	2,330	3,798	4,213
Financial expense (income), net	215	(101)	750	(244)

Net loss before taxes	1,671	2,229	4,548	3,969
Tax benefit (Note 5)	-	-	560	-

Net loss	$1,671	$2,229	$3,988	$3,969

Other comprehensive income (loss)	-	-	-	-

Comprehensive loss	$1,671	$2,229	$3,988	$3,969

Net basic and diluted loss per share	$(0.03)	$(0.04)	$(0.07)	$(0.08)

Weighted average number of ordinary shares used in computing basic and diluted net loss per share	55,636,283	55,636,283	55,636,283	52,571,643

The accompanying notes are an integral part of the condensed consolidated financial statements.

CELSUS THERAPEUTICS PLC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

U.S. dollars in thousands (except share and per share data)

	Ordinary shares		Additional paid in	Accumulated
	Number	Amount	capital	Deficit	Total

Balance as of January 1, 2015	55,636,283	$927	$34,116	$(30,190)	$4,853

Share based compensation	-	-	108	-	108
Net loss	-	-	-	(3,988)	(3,988)

Balance as of June 30, 2015 (unaudited)	55,636,283	$927	$34,224	$(34,178)	$973

	Ordinary shares		Additional paid in	Accumulated
	Number	Amount	capital	Deficit	Total

Balance as of January 1, 2014	40,227,953	$675	$25,681	$(20,542)	$5,814

Issuance of share capital, net ($ 0.60)	15,333,330	250	7,969	-	8,219
Issuance of shares to service provider	75,000	2	54	-	56
Share based compensation	-	-	295	-	295
Net loss	-	-	-	(3,969)	(3,969)

Balance as of June 30, 2014 (unaudited)	55,636,283	$927	$33,999	$(24,511)	$10,415

The accompanying notes are an integral part of the condensed consolidated financial statements.

CELSUS THERAPEUTICS PLC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

U.S. dollars in thousands (except share and per share data)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(3,988)	$(3,969)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation and issuance of shares granted to service provider	108	351
Depreciation	9	-
Changes in values of liability related to stock options and warrants	749	(259)
Decrease (increase) in other accounts receivable and prepaid expenses	13	(719)
(Decrease) increase in trade payables	(374)	619
Decrease in other accounts payable	(25)	(399)
Increase in other long term liabilities	10	-

Net cash used in operating activities	(3,498)	(4,376)

Cash flows from investing activities:
Investment in short term restricted deposit	-	(142)

Net cash used in investing activities	-	(142)
Net cash provided by financing activities	-	8,219

Increase (decrease) in cash and cash equivalents	(3,498)	3,701
Cash and cash equivalents at the beginning of the period	6,216	7,657

Cash and cash equivalents at the end of the period	$2,718	$11,358

The accompanying notes are an integral part of the condensed consolidated financial statements.

CELSUS THERAPEUTICS PLC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except share and per share data)

NOTE 1:-     GENERAL

a.	Celsus Therapeutics Plc. (the “Company”) (a development stage company), was incorporated in Great Britain as a private limited company and commenced business operations on October 7, 2004. On February 15, 2005 the Company was registered as a non-traded public company under the laws of England and Wales. The Company listed its securities on the NASDAQ Stock Market in January 2014. The Company was dedicated to the discovery and development of novel, first-in-class, non-steroidal, synthetic anti-inflammatory drugs. In February 2015, the Company announced that the Phase II Trial of MRX-6 Cream 2% in pediatric atopic dermatitis did not reach the primary endpoint and did not demonstrate any improvement over the vehicle (placebo) cream. Following the announcement, after considering various alternatives, the Company decided to suspend development of the MRX-6 cream program and on April 6, 2015 sent a letter to the FDA to close its IND for the MRX-6 cream 2%.

b.	On January 28, 2005 the Company acquired Celsus Therapeutics Inc. (the “Subsidiary”). The Subsidiary was the owner of the intellectual property rights in drugs which it develops under a license that was granted by Yissum, the research development company of the Hebrew University of Jerusalem Israel (“Yissum”) on November 27, 2002 and in connection with which a sublicense agreement was signed between the Subsidiary and the Company on February 1, 2005 (for details about the license agreement and the sublicense agreement see Note 6 to the consolidated financial statements as of December 31, 2014).

c.	On March 22, 2011 the Company established an Israeli subsidiary, Morria Biopharma Ltd., which is wholly-owned by the Company. As of the date of the condensed consolidated financial statements, this Israeli subsidiary is inactive.

d.	The Financial statements are in United States dollars:

Most of the Company’s costs and financing are in U.S. dollars (“Dollar”). The Company’s management believes that the Dollar is the currency of the primary economic environment in which the Company and its subsidiaries have operated and expect to continue to operate in the foreseeable future. Therefore, the functional currency of the Company and its subsidiaries is the Dollar.

The Company and its subsidiaries’ transactions and balances denominated in Dollars are presented at their original amounts. Non-Dollar transactions and balances have been remeasured to Dollars in accordance with ASC 830, “Foreign Currency Matters”.  All transaction gains and losses from remeasurement of monetary balance sheet items denominated in non-Dollar currencies are reflected in the statements of income as financial income or expenses, as appropriate.

CELSUS THERAPEUTICS PLC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except share and per share data)

NOTE 1:-     GENERAL (Cont.)

e.	As of June 30, 2015, the Company has accumulated losses in the total amount of $ 34,178 and has negative cash flow from operating activity in the total amount of $ 3,498 during the six month period ended June 30, 2015.

In July 2015, the Company announced that it entered into a Definitive Exchange Agreement with RPC Pharma Limited (“RPC”) for the acquisition of all the capital stock of Volution Immuno Pharmaceuticals SA (“Volution”) (the “Acquisition”), (as further described in Note 7). The closing of the Acquisition is subject to the shareholders approval and entails numerous significant risks and uncertainties and there can be no assurance that the Acquisition will be completed.

The Company is currently focusing on the following principal activities following the negative outcome of the MRX-6 cream trial: (i) reduction of its costs, which includes a reduction in staff, (ii) activities associated with closing the Acquisition, and (iii) its compliance activities associated with being a public company in good regulatory standing.

The Company is addressing its liquidity needs by implementing initiatives to raise additional funds, as well as other measures that will allow it to cover its anticipated budget deficit. In the event that the Company will not be able to complete the Acquisition or secure additional financing, such initiatives will include one or a combination of sublease of its office space and reduction of costs including employees’ compensation.

There are no assurances that the Company will be successful in obtaining an adequate level of financing. If the Company is unable to raise sufficient capital resources, the Company will not be able to implement its business plan. The Company’s management believes that current liquidity resources will be sufficient to maintain the Company’s operations at least through September 30, 2016.

NOTE 2 :-     UNAUDITED CONDENSED FINANCIAL STATEMENTS

The unaudited Condensed Consolidated Financial Statements of Celsus Therapeutics Plc. have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Condensed Consolidated Balance Sheet as of June 30, 2015, included herein was derived from the audited Consolidated Financial Statements for the year ended December 31, 2014. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or any future period. The information included in this interim report should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

CELSUS THERAPEUTICS PLC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except share and per share data)

NOTE 2 :-     UNAUDITED CONDENSED FINANCIAL STATEMENTS (Cont.)

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

NOTE 3:-     FAIR VALUE MEASUREMENTS

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis, consisted of the following types of instruments as of the following dates:

	June 30,	December 31,
	2015	2014
	Fair value measurements using input type
	Level 3

Liability related to stock options and warrants	$984	$235

Fair value measurements using significant unobservable inputs (Level 3):

Fair value of liability related to stock options and warrants

Balance at January 1, 2014	$787

Changes in values of liability related to stock option and warrants	(552)

Balance at December 31, 2014	235

Changes in values of liability related to stock options and warrants	749

Balance at June 30, 2015 (unaudited)	$984

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

CELSUS THERAPEUTICS PLC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except share and per share data)

NOTE 4:-     COMMITMENTS AND CONTINGENT LIABILITIES (Cont.)

The following is a summary of the Company’s remaining contractual obligations and commitments relating to its U.S. facilities leases as at June 30, 2015):

Operating Lease Obligations
Fiscal Year ending December 31:

2015	$147
2016	297
2017	313
2018	330
2019	225
$1,312

NOTE 5:-     tax benefit

In February 2015, in accordance with the United Kingdom research and development tax credit regime, the Company received cash consideration in return for surrendering trading losses resulting from its eligible research and development expenses. Consequently, a tax benefit was recorded during the six months period ended June 30, 2015 in the aggregate amount of $ 560, in exchange for trading losses of approximately $ 2,308.

NOTE 6:-     SHAREHOLDERS’ EQUITY

a.	Composition of share capital:

	June 30, 2015		December 31, 2014
	Authorized	Issued and outstanding	Authorized	Issued and outstanding
	Unaudited

Ordinary shares of £ 0.01 par value each	5,000,000,000	55,636,283	5,000,000,000	55,636,283
Deferred A shares of £ 0.001 par value	800,000	-	800,000	-
Deferred B shares of £ 0.001 par value	1,200,000	-	1,200,000	-
Deferred C shares of £ 0.001 par value	400,000	-	400,000	-

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

In August 2007, the Company adopted a share option plan (the “Plan”). In accordance with the Plan, the number of shares that may be issued upon exercise of options under the Plan, shall not exceed 1,365,000 shares. In June 2013, the Plan was amended increasing the number of shares that may be issued by 2,500,000 to a total of 3,865,000. In June 2014, the Company adopted a new equity incentive plan (the “2014 Plan”) which assumed all shares under the Plan and also increased the number of shares that may be issued by 2,000,000 to a total of 5,865,000. As of June 30, 2015, 3,073,310 ordinary shares are available for future issuance under the 2014 Plan.

The following is a summary of the Company’s stock option activity and related information for the six months ended June 30, 2015:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value

Balance as of January 1, 2015	2,903,227	$1.42	8.0	$-
Changes during the period:
Granted	-
Forfeited	(200,000)	$0.57

Balance as of June 30, 2015	2,703,227	$1.47	7.5	$-

Vested and expected to vest	2,703,227	$1.47	7.5	$-

Exercisable options as of June 30, 2015	1,753,227	$1.26	7.1	$-

During the six months ended June 30, 2015, the Company recorded $ 108 in share based compensation expenses. As of June 30, 2015, there was $ 172 unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock option plans.

CELSUS THERAPEUTICS PLC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except share and per share data)

NOTE 6:-     SHAREHOLDERS’ EQUITY (Cont.)

d.	Warrants and options to service providers:

From April 2012 through September 2013, the Company completed several private placements by and among the Company and certain investors where it sold ordinary shares and warrants. Some of the issued warrants contain non-standard anti-dilution protection and Most Favored Nation Terms (as described in Note 7c to the consolidated financial statements as of December 31, 2014).

During April 2014, 562,500 of the Company's warrants expired.

As of June 30, 2015, 1,929,824 warrants have full ratchet anti-dilution protection (which would be triggered by a share or warrant issuance at less than $ 0.57 price share or exercise price per share). The issuance of ordinary shares in connection with the Acquisition (see Note 1e) may trigger the full ratchet anti-dilution protection.

During April 2015, 729,450 warrants which were eligible to Most Favored Nation Terms and also to price protection were reclassified to equity, in the amount of $ 2, due to the expiration of their Most Favored Nation Terms and price protection provision. In addition, 5,659,717 shares lost their Most Favored Nation Terms, of which 5,089,544 also lost their price protection due to its expiration.

The Company accounted the warrants issued since April 2012 through September 2013 financings, in accordance with ASC 815, as a freestanding liability instrument that is measured at fair value at each reporting date, based on its fair value, with changes in the fair values being recognized in the Company's consolidated statement of comprehensive loss as financial income or expense.

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

Fair values were estimated using the following assumptions for the call options (range of annualized percentages):

	As of June 30,
	2015	2014
	Unaudited

Expected dividend yield	0%	0%
Expected volatility	71.84%-77.34%	69.67%-69.82%
Risk-free interest	0.55%-2.35%	0.08%-0.7%
Expected life	1.76-9.17 years	0.59-3.17 years

Fair values were estimated using the following assumptions for the put options (range of annualized percentages):

CELSUS THERAPEUTICS PLC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except share and per share data)

NOTE 6:-     SHAREHOLDERS’ EQUITY (Cont.)

	As of June 30,
	2015	2014
	Unaudited

Dividend yield	0%	0%
Expected volatility	77.22%	69.82%
Risk-free interest	0.55%	0.08%
Expected life	1.76 years	0.59 years

As of December 31, 2014 and June 30, 2015, the fair value of the warrants was $ 235 and $ 984 respectively. The net change in fair value was recognized as financial expense (income) in the Company’s condensed consolidated statement of comprehensive loss.

The options and warrants outstanding as of June 30, 2015 that were granted to the Company’s service providers are as follows:

Grant date	Number of options	Exercise Price	Expiration date

August 28, 2007	20,475	$1.29	August 28, 2017
May 27, 2009	30,000	$1.56	May 27, 2019
February 12, 2012	309,492	$2.00	February 12, 2017
April 26, 2012	90,000	$2.00	March 19, 2017
June 27, 2012	2,988	$1.75	June 21, 2022
November 30, 2012	90,180	$2.00	November 30, 2017
January 17, 2013	43,035	$2.00	January 17, 2018
January 31, 2013	7,200	$2.00	January 31, 2018
February 8, 2013	3,600	$2.00	February 28, 2018
August 27, 2014	35,000	$0.565	August 27, 2024

	631,970

NOTE 7:-     SUBSEQUENT EVENTS

In July 2015, the Company announced that it entered into an Acquisition Agreement, subject to shareholders approval, pursuant to which privately-held Volution Immuno Pharmaceuticals AS will become a wholly-owned subsidiary of the Company in an all-stock transaction. The combined company will focus on development and commercialization of life-transforming treatments for a range of rare and orphan autoimmune and inflammatory diseases caused by dysregulation of complement C5, including paroxysmal nocturnal hemoglobinuria (PNH) and atypical Hemolytic Uremic Syndrome (aHUS). Upon the closing of the transaction, RPC will become the majority shareholder of the combined company. This transaction will be accounted for as a reverse acquisition wherein Celsus will be treated as accounting acquiree. Upon closing of the Acquisition Agreement, the Company expects to be renamed Akari Therapeutics Plc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read this discussion together with the consolidated financial statements, related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. The following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission. These risks could cause our actual results to differ materially from any future performance suggested below.

Overview

Celsus is a biopharmaceutical company that was dedicated to the discovery and development of novel, first-in-class, non-steroidal, synthetic anti-inflammatory drugs. In February 2015, we announced that the Phase II Trial of MRX-6 Cream 2% in pediatric atopic dermatitis did not reach the primary endpoint and did not demonstrate any improvement over the vehicle (placebo) cream. Prior to this announcement, we were conducting a double-blind, parallel-group, vehicle-controlled clinical trial to evaluate the safety and efficacy of MRX-6 cream 2% in a pediatric population with mild to moderate atopic dermatitis. Since February 2015, we have been exploring potential business opportunities. Following the announcement, after considering our various alternatives, we decided to suspend development of the MRX-6 cream dermatology program and on April 6, 2015 we sent a letter to the FDA to close our IND for the MRX-6 cream 2%. Our senior management considered potential strategic opportunities available to us, including repeat testing of MRX-6 in a dermatology indication or other non-dermatologic indication, advancing our pre-clinical candidates through animal models, the acquisition of new program assets and/or the sale of the company, or the liquidation of our company and distribution of assets to our shareholders. Because of the magnitude of the resources required to redesign and/or develop our current product candidates, both clinical and pre-clinical, our management concluded that the process to redesign and/or develop the assets and the early-stage of the other product candidates would likely not enable us to obtain the amount of funding required to meaningfully develop such assets in the near-term. We believe that our status as an SEC reporting company, our strong and experienced management and our continued NASDAQ listing, combined with our existing cash resources, could likely attract high-quality merger partners who may possess new, later or same-stage clinical assets that, if developed, could provide greater potential value to our shareholders in the future.

On July 10, 2015, we entered into a Share Exchange Agreement (the “Acquisition Agreement”) with RPC Pharma Limited, a Maltese corporation (“RPC”), the sole shareholder of Volution Immuno Pharmaceuticals SA (“Volution”), a private, Swiss-based, clinical stage biotechnology company that is focused on developing anti-complement and anti-inflammatory molecules as treatments for a wide range of rare and orphan conditions in the autoimmune and inflammatory diseases sectors. Upon the terms and subject to the satisfaction of the conditions described in the Acquisition Agreement, including approval of the transaction by the shareholders of Celsus, we will acquire the entire issued share capital of Volution, with Volution becoming our wholly-owned subsidiary (the “Acquisition”). The combined company will focus on development and commercialization of life-transforming treatments for a range of rare and orphan autoimmune and inflammatory diseases caused by dysregulation of complement C5, including paroxysmal nocturnal hemoglobinuria (PNH) and atypical Hemolytic Uremic Syndrome (aHUS). Upon closing of the Acquisition, we expect to be renamed Akari Therapeutics Plc.

Pursuant to the Acquisition Agreement, at the closing of the Acquisition, RPC, as the sole Volution shareholder, will receive our ordinary shares in exchange for shares of Volution at the exchange ratio set forth in the Acquisition Agreement. Under this exchange ratio described in the Acquisition Agreement (and excluding the effect of any financing), immediately following the Acquisition, RPC will own 91.68% of the aggregate number of Celsus ordinary shares on a fully diluted basis, and the securityholders of Celsus as of immediately prior to the Acquisition will own 8.32% of the aggregate number of Celsus ordinary shares on a fully diluted basis. The exchange ratio takes into account, among other things, the shares issuable upon exercise of options and warrants of Celsus outstanding as of immediately prior to the effective time of the Acquisition.

Following the Acquisition, our Chief Executive Officer, Gur Roshwalb, M.D., will be the combined company’s Chief Executive Officer, and our corporate headquarters will be located at 24 West 40th Street, 8th Floor, New York, NY 10018. Additionally, following the Acquisition, the board of directors of the combined company will consist of Ray Prudo, as Executive Chairman, and Clive Richardson of Volution, and Mark Cohen, as Vice Chairman, Gur Roshwalb, Allan Shaw, David Sidransky and Johnson Lau of Celsus.

The authorization and issuance of the Celsus ordinary shares in the Acquisition, changing the name of the Company to Akari Therapeutics Plc and the election of the new Volution appointed directors are subject to approval by our shareholders. The Acquisition is subject to other customary closing conditions, including, among other things, the approval by NASDAQ of the listing application to list our American depositary shares (“ADSs”) representing the ordinary shares to be issued to RPC, no general suspension of trading of the New York Stock Exchange or the NASDAQ stock market, the board of directors of RPC being satisfied that we can be financed at levels and on terms satisfactory to them, neither we nor RPC having accepted a Third Party Offer (as defined therein) and our ADSs remaining listed on the NASDAQ Capital Market.

On August 3, 2015, we filed a definitive proxy statement relating to the Acquisition Agreement and set our general shareholder meeting date as of September 16, 2015.

In connection with our evaluation of potential business alternatives, we began a significant restructuring plan to preserve our financial resources, minimize our exposure to fixed costs for staff and facilities and increase our control over the strategic timing and use of all of our resources. We are currently focusing on the following principal activities: (i) reduction of our costs, which included a reduction in staff, (ii) activities associated with closing the Acquisition, and (iii) our compliance activities associated with being a public company in good regulatory standing. The closing of the Acquisition entails numerous significant risks and uncertainties, including the risks and uncertainties set forth in Item 1A under the heading “Risk Factors” of this Quarterly Report on Form 10-Q and under the heading “Risk Factors” in our definitive proxy statement filed on August 3, 2015. There can be no assurance that the Acquisition or our evaluation of any other potential business alternatives will result in any transaction.

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

Since inception in 2005, we have generated significant losses in connection with our research and development, including the pre-clinical and clinical development of our product candidates. At June 30, 2015, we had an accumulated deficit of $34,178,000. Since inception, we have funded our operations primarily through the sale of equity securities and equity-linked securities. We have not yet generated any revenues and we expect to continue to incur net losses and negative cash flows for the foreseeable future. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We have implemented a workforce reduction plan and other cost-cutting measures in an attempt to extend our cash resources as long as possible, though there are no assurances that such efforts will be effective. Assuming that a transaction involving a potential business alternative is not consummated, we anticipate that our cash resources will be sufficient to fund our reduced operations for the next twelve months. This forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses over the next twelve months could vary materially and adversely as a result of a number of factors, including the risks and uncertainties set forth in Item 1A under the heading “Risk Factors” of this Quarterly Report on Form 10-Q.

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

We selected the Black-Scholes-Merton (“Black-Scholes”) option-pricing model as the most appropriate fair value method for our stock-options awards and values stock based on the market value of the underlying shares at the date of grant. The option-pricing model requires a number of assumptions. The computation of expected volatility is based on realized historical stock price volatility of peer companies. The expected term of options granted is based on the “Simplified” method acceptable by ASC 718. For non-employees, the expected term assumption is based on the contractual term. The risk free interest rate assumption is the implied yield currently available on the U.S. Treasury yield zero-coupon issues with a remaining term equal to the expected life of the Company’s options. The dividend yield assumption is based on our historical experience and expectation of no future dividend payouts and may be subject to substantial change in the future. We have historically not paid cash dividends and have no foreseeable plans to pay cash dividends in the future.

We listed our securities on the NASDAQ Capital Market in January 2014. As of December 31, 2014, the value was $0.48 and ranged between $0.48 – $0.65 in 2014. As of June 30, 2015, the value was $0.058 and ranged between $0.041 – $0.617 in 2015.

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

Convertible Notes and Warrants

In connection with the April 2012 Financing, we applied ASC 470-20, “Debt with Conversion and Other Options” (“ASC 470-20 “). In accordance with ASC 470-20, we first allocated the proceeds received to the detachable warrant, freestanding liability instrument that is measured at fair value at each reporting date, based on its fair value, with changes in the fair values being recognized in our statement of operations as financial income or expense. The fair value of Warrants granted was valued by using the Black-Scholes call option pricing. The anti-dilution rights of the Warrants were calculated by using Black-Scholes put option using the same parameters as the warrants call option. The computation of expected volatility is based on realized historical stock price volatility of peer companies. The expected term is based on the contractual term. The risk free interest rate assumption is the implied yield currently available on U.S. Treasury yield zero-coupon issues with a remaining term equal to the expected life of the options. The dividend yield assumption is based on our historical experience and expectation of no future dividend payouts and may be subject to substantial change in the future. We have historically not paid cash dividends and have no foreseeable plans to pay cash dividends in the future. The initial fair value of the detachable warrant on April 4, 2012 was $750. On December 31, 2014, the fair value of the detachable warrant was $64. The change in fair value in the year ended December 31, 2014 was a decrease of $360 and was recognized as financial income in the statement of operations. On June, 2015, the fair value of the detachable warrant was $984. The change in fair value in the quarter ended June 30, 2015 was an increase of $212 and was recognized as financial expense in the statement of operations.

Functional Currency

The Company’s costs and financing are in U.S. dollars (“Dollar”). The Company’s management believes that the Dollar is the currency of the primary economic environment in which the Company and its subsidiaries have operated and expect to continue to operate in the foreseeable future. Therefore, the functional currency of the Company and its subsidiaries is the Dollar.

Results of Operations

For the Three Months Ended June 30, 2015 and June 30, 2014

Research and development expenses

Research and development expenses for the quarter ended June 30, 2015 were approximately $142,000 compared to $1,540,000 for the quarter ended June 30, 2014. This 91% or $1,398,000 decrease, following the results of our clinical trial was due to lower expenses of approximately $1,353,000 for formulation and synthesis activities, manufacturing and clinical trials, $21,000 for salaries, $20,000 of travel related expenses, $2,000 from stock-based compensation expense related to options granted to employees and $2,000 of other miscellaneous expenses.

General and administrative expenses

General and administrative expenses for the quarter ended June 30, 2015 were approximately $1,314,000 compared to $790,000 for the quarter ended June 30, 2014. This 66% or $524,000 increase was primarily due to higher expenses of approximately $553,000 for legal, consulting, professional and accounting, $80,000 for office rent expenses, $23,000 for insurance and $5,000 of other miscellaneous expenses, offset by lower expense of approximately $104,000 from stock-based compensation expense related to options granted to board members and employees, $24,000 of board fees and $9,000 for travel expenses.

Financial income/expenses

Financial expense for the quarter ended June 30, 2015 was approximately $215,000 compared to financial income of $101,000 for the quarter ended June 30, 2014. This change was primarily attributed to the revaluation of the warrant liabilities.

For the Six Months Ended June 30, 2015 and June 30, 2014

Research and development expenses

Research and development expenses for the six months ended June 30, 2015 were approximately $1,693,000 compared to $2,340,000 for the six months ended June 30, 2014. This 28% or $647,000 decrease, following the results of our clinical trial was due to lower expenses of approximately $611,000 for formulation and synthesis activities, manufacturing and clinical trials, $21,000 for salaries, $16,000 of travel related expenses, $3,000 from stock-based compensation expense related to options granted to employees, offset by higher expense of approximately $4,000 of insurance and other miscellaneous expenses.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2015 were approximately $2,105,000 compared to $1,873,000 for the six months ended June 30, 2014. This 12% or $232,000 increase was primarily due to higher expenses of approximately $295,000 for legal, consulting, professional and accounting, $160,000 for office rent expenses, $55,000 for insurance and $19,000 of other miscellaneous expenses, offset by lower expense of approximately $186,000 from stock-based compensation expense related to options granted to board members and employees, $56,000 of compensation expenses related to share issuance to consultant, $48,000 of board fees and $7,000 for other general expenses.

Financial income/expenses

Financial expense for the six months ended June 30, 2015 was approximately $750,000 compared to financial income of $244,000 for the six months ended June 30, 2014. This change was primarily attributed to the revaluation of the warrant liabilities.

Liquidity and Capital Resources

Net cash used in operating activities was approximately $3,498,000 during the six months ended June 30, 2015 compared to $4,376,000 used by operating activities during the six months ended June 30, 2014. The 20% decrease in cash flow used in operating activities of approximately $878,000 can be primarily attributed to the lower formulation, manufacturing and clinical trial activities in 2015 following the results of our clinical trial as compared to the same period in 2014.

There was no investment activity in the six months ended June 30, 2015, as compared to $142,000 used in investment activities during the six months ended June 30, 2014, which was attributed to investment in short term restricted deposit.

Net cash provided by financing activities was $0 during the six months ended June 30, 2015 compared to approximately $8,219,000 during the six months ended June 30, 2014. Financing activities in 2014 were comprised of cash proceeds from the issuance of shares.

As of June 30, 2015, we had approximately $2,718,000 in cash and cash equivalents, a decrease of approximately $3,498,000 from December 31, 2014. In addition, as of June 30, 2015, we had accumulated losses in the total amount of approximately $34,178,000.

We are currently focusing on the following principal activities following the negative outcome of the MRX-6 cream trial: (i) reduction of our costs, which includes a reduction in staff, (ii) activities associated with closing the Acquisition, and (iii) our compliance activities associated with being a public company in good regulatory standing.

We are addressing our liquidity needs by implementing initiatives to raise additional funds, as well as other measures that will allow us to cover our anticipated budget deficit. In the event that we will not be able to complete the Acquisition or secure additional financing, such initiatives will include one or a combination of sublease of our office space and reduction of costs including employees’ compensation.

There are no assurances that we will be successful in obtaining an adequate level of financing. If we are unable to raise sufficient capital resources, we will not be able to implement our business plan. We believe that current liquidity resources will be sufficient to maintain the our operations at least through September 30, 2016.

We expect that we will need additional financing to support our long-term plans. We expect to finance our cash needs through the sale of equity securities, strategic collaborations and/or debt financings, or through other sources that may be dilutive to existing shareholders. If we consummate the Acquisition, we will need additional financing to fund the combined company’s business, which will likely be an equity financing that is substantially dilutive to existing shareholders. There can be no assurance that we will be able to obtain funding from any of these sources or, if obtained, what the terms of such funding(s) may be, or that any amount that we are able to obtain will be adequate to support our working capital requirements until we achieve profitable operations. We have no current committed sources of additional capital but are constantly assessing market conditions so that we may take advantage of financing opportunities. If we are unable to raise additional funds when needed, we may not be able to develop any new product candidates that we potentially acquire, or we could be required to delay any future development programs and significantly reduce our activities in order to maintain our operations for the next twelve months. If we are able to consummate our Acquisition or other transaction involving a potential business alternative, we will require additional capital in order to complete the clinical development of and to commercialize our product candidates that we potentially acquire. Our future capital requirements may depend on many factors that are currently unknown to us, including:

•	whether the Acquisition is consummated or any other potential business alternative is consummated;
•	the timing of initiation, progress, results and costs of clinical trials and pre-clinical studies for any product candidates that we acquire;
•	the costs of synthesis and formulation;
•	the costs of raw materials in order to produce our product candidates;
•	the costs of producing the product candidates;
•	the costs of hiring additional personnel appropriate for the development program;
•	the cost of technology transfer, scale-up and optimization;
•	the scope, progress, results, and cost of pre-clinical development, clinical trials, and regulatory review of any new product candidates for which we may initiate development;
•	the cost of filing regulatory applications for our product candidates;
•	the costs of preparing, filing, and prosecuting patent applications and maintaining, enforcing, and defending intellectual property-related claims;

•	our ability to establish research collaborations and strategic collaborations and licensing or other arrangements on terms favorable to us;
•	the costs to satisfy our obligations under potential future collaborations; and
•	the timing, receipt, and amount of sales, milestone payments, licensing fees or royalties, if any, from any approved product candidates.

Research and Development, Patents and Licenses

Our research and development expenditures were $1,693,000 and $2,340,000 in the six months ended June, 2015 and 2014, respectively. Most of such research and development expenditures were in the form of payments to third parties to carry out our formulation and synthesis activities, manufacturing, pre-clinical and clinical research activities.

We incurred the following research and development expenses in the six month ended June 30, 2015 and 2014:

	Six months ended June 30,
	2015	2014

Direct Expenses:
MRX-6	$1,395	$2,006
Total direct expenses	$1,395	$2,006
Indirect Expenses:
Staffing	238	259
Other indirect	60	75
Total indirect expenses	$298	$334
Total Research and Development	$1,693	$2,340

Off-balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations

The following table sets forth our known contractual obligations for the periods indicated therein as of June 30, 2015.

	Payments due by period
Contractual obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Lease of office space	$1,312,000	$293,000	$626,000	$393,000	$—
Total	$1,312,000	$293,000	$626,000	$393,000	$—

We may decide to sublease certain of our office space as part of our cost-cutting plan. We have total minimum rental commitments of approximately $1,312,000 for our US offices. The lease expires in August 2019. Minimum rental payments range from approximately $24,000 per month to approximately $29,000 per month.

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

Certain Factors That May Affect Future Results of Operations

The Securities and Exchange Commission, or SEC, encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to those set forth under the heading “Risk Factors” contained in this Quarterly Report on Form 10-Q and in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 that we have filed with the SEC.

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

Item 4. Controls and Procedures.

(a)         Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

We do not expect to generate revenue or profitability that is necessary to finance our operations in the short term. We incurred net losses of $9,648,000, $3,620,000 and $4,268,000 for the years ended December 31, 2014, 2013 and 2012, respectively, and $3,988,000 for the six months ended June 30, 2015. In addition, our accumulated deficit as of June 30, 2015 and December 31, 2014 was $32,507,000 and $34,178,000, respectively. To date, we have not commercialized any products or generated any revenues from the sale of products, and absent the realization of sufficient revenues from product sales, we may never attain profitability in the future. Our losses have resulted principally from costs incurred in our discovery and development activities.

We have announced entry into the Acquisition Agreement regarding the acquisition of Volution. Should the Acquisition not be successfully completed, we may never achieve or sustain profitability on a quarterly or annual basis or return value to our shareholders. Our failure to become and remain profitable would depress the market price of our ordinary shares and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. If we continue to suffer losses as we have in the past, investors may not receive any return on their investment and may lose their entire investment.

We will require additional capital to fund our operations, and if we are unable to obtain such capital, we will be unable to successfully develop and commercialize any product candidates.

As of June 30, 2015, we had existing cash and investment securities of approximately $2.7 million. We will require additional capital in order to develop and commercialize our current product candidates or any product candidates that we acquire, if any. If we consummate the Acquisition, we will need additional financing to fund the combined company’s business, which will likely be an equity financing that is substantially dilutive to existing shareholders. There can be no assurance that additional funds will be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available on a timely basis, we may be required to terminate or delay development for one or more of our product candidates.

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

Future sales and issuances of our ordinary shares or rights to purchase ordinary shares, including pursuant to the Acquisition Agreement and any equity financing that we pursue, could result in significant dilution of the percentage ownership of our shareholders and could cause our ADS price to fall.

If the Acquisition is consummated, a significant number of our ordinary shares will be issued to the sole shareholder of Volution.  In addition, we expect that significant additional capital will be needed in the future to continue our planned operations or to fund the operations of the combined company. To the extent we issue a significant number of shares in the Acquisition or any acquisition transaction or raise additional capital by issuing equity securities, our shareholders may experience substantial dilution.  In any financing transaction, we may sell ordinary shares (or ADSs), convertible securities or other equity securities. If we sell ordinary shares (or ADSs), convertible securities or other equity securities, your investment in our ordinary shares (or ADSs) will be diluted. These sales may also result in material dilution to our existing shareholders, and new investors could gain rights superior to our existing shareholders.

Risks Relating to the Proposed Acquisition

Our shareholders will experience immediate and substantial dilution upon the completion of the Acquisition and any equity financing that will occur as soon as practicable following the Acquisition.

Our current securityholders will own only 8.32% of Celsus’s ordinary shares on a fully diluted basis following the Acquisition. Such ownership share will be further diluted if we consummate an equity financing following the Acquisition and any such further dilution could be substantial. Increases in the share price at which our ordinary shares are sold to third parties in any equity financing will result in relative ownership percentages that are different than those described above. In addition, the holders of our ordinary shares will be diluted by the payment of $750,000 in fees to MTS Health Partners, our financial advisor, which are payable in our ordinary shares following completion of the Acquisition.

The announcement and pendency of the Acquisition could have an adverse effect on the market price of our ADSs and/or the business, financial condition, results of operations, or business prospects for Celsus and/or Volution.

While there have been no significant adverse effects to date, the market price of Celsus ADSs may decline as a result of the Acquisition for a number of reasons including if:

•	investors react negatively to the prospects of the combined organization’s business and prospects from the Acquisition;

•	the effect of the Acquisition on the combined organization’s business and prospects is not consistent with the expectations of financial or industry analysts; or

•	the combined organization does not achieve the perceived benefits of the Acquisition as rapidly or to the extent anticipated by financial or industry analysts.

The announcement and pendency of the Acquisition could also disrupt Volution’s and/or Celsus’s businesses. For example, Volution and Celsus management may need to focus additional attention on the completion of the Acquisition and related matters, thereby diverting their attention from the day-to-day business operations of their respective companies. Should these disruptions occur, any of these matters could adversely affect the ADS price of Celsus or harm the financial condition, results of operations, or business prospects of Volution and/or Celsus.

If the conditions to the Acquisition are not met or waived, the Acquisition will not occur.

Specified conditions must be satisfied or waived to complete the Acquisition. These conditions are set forth in the Acquisition Agreement and described in our definitive proxy statement. We cannot assure you that all of the conditions will be satisfied or waived. If the conditions are not satisfied or waived, the Acquisition will not occur or will be delayed, and we may lose some or all of the intended benefits of the Acquisition. In the event that the Acquisition is not consummated, we may be subject to many risks, including the fees and the costs related to the Acquisition, such as legal, accounting and advisory fees, which must be paid even if the Acquisition is not completed.

Failure to complete the Acquisition may result in Celsus and Volution paying a termination fee or expenses to the other party and could harm the ADS price of Celsus and future business and operations of each company.

If the Acquisition is not completed, we are subject to the following risks:

•	if the Acquisition Agreement is terminated because one party accepts a Third Party Offer (as defined in the Acquisition Agreement), the accepting party is obliged to pay a termination fee of $6,000,000 to the other;

•	if the Celsus board withdraws its recommendation of the transaction in the absence of a right for Celsus to terminate the Acquisition Agreement, Celsus is obliged to pay a termination fee of $6,000,000 to RPC;

•	if the Acquisition Agreement is terminated for Celsus’ failure to obtain the required approval of its shareholders, Celsus is obligated to pay RPC its reasonably incurred costs and expenses; and

•	costs related to the Acquisition, such as legal and accounting fees, which must be paid even if the Acquisition is not completed.

In addition, if the Acquisition Agreement is terminated and the board of directors of Celsus or Volution determines to seek another business combination, there can be no assurance that either Celsus or Volution will be able to find a partner willing to provide equivalent or more attractive consideration than the consideration to be provided by each party in the Acquisition.

Failure to complete the Acquisition may result in us filing for liquidation and dissolution.

If we are unable to complete the Acquisition, our Board of Directors may decide to liquidate. If a dissolution and liquidation were pursued, our board of directors, in consultation with its advisors, would need to evaluate our outstanding obligations and potential contingent liabilities and make a determination about a reasonable amount to reserve. Accordingly, holders of our ordinary shares and ADSs may lose their entire investment in the event of a bankruptcy, liquidation, dissolution or winding up of our company.

Risks Related to the Combined Organization if the Acquisition is Completed

The combined company will incur losses for the foreseeable future and might never achieve profitability.

The combined company may never become profitable, even if the combined company is able to complete clinical development for one or more product candidates and eventually commercialize such product candidates. The combined company will need to successfully complete significant research, development, testing and regulatory compliance activities that, together with projected general and administrative expenses, is expected to result in substantial increased operating losses for at least the next several years. Even if the combined company does achieve profitability, it may not be able to sustain or increase profitability on a quarterly or annual basis.

The ownership of the combined organization ordinary shares will be highly concentrated, it may prevent you and other shareholders from influencing significant corporate decisions and may result in conflicts of interest that could cause the combined organization ADS price to decline.

RPC, which is controlled by Ray Prudo, is expected to beneficially own or control approximately 91.68% of the outstanding shares of the combined organization’s fully diluted ordinary shares following the completion of the Acquisition (assuming the exercise of all outstanding vested and unvested options and warrants). Accordingly, Ray Prudo will have substantial influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of the combined organization’s assets or any other significant corporate transactions. This shareholder may also delay or prevent a change of control of the combined organization, even if such a change of control would benefit the other shareholders of the combined organization. The significant concentration of stock ownership may adversely affect the trading price of the combined organization’s ordinary shares due to investors’ perception that conflicts of interest may exist or arise.

Even if the combined company’s drug candidate is successful in clinical trials, the combined company may not be able to successfully commercialize it, which may adversely affect the combined company’s future revenues and financial condition.

Volution has dedicated substantially all of its resources to the research and development of its product candidates. At present, Volution is focusing its resources on Coversin, while strategically conducting development activities on the remainder of its other future product candidates. Volution’s primary product candidate, Coversin, is currently in the clinical development stage. The combined company may not develop any product candidates suitable for commercialization.

Prior to commercialization, each product candidate will require significant additional research, development and preclinical testing and extensive clinical investigation before submission of any regulatory application for marketing approval. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons, including that they may:

•	be found ineffective or cause harmful side effects during clinical trials;

•	fail to receive necessary regulatory approvals;

•	be difficult to manufacture on a large scale;

•	be uneconomical to produce;

•	fail to achieve market acceptance; or

•	be precluded from commercialization by proprietary rights of third parties.

The combined company’s product development efforts or the combined company’s collaborative partners’ efforts may not be successfully completed for any product candidate, and the combined company may not obtain any required regulatory approvals or successfully commercialize a product candidate even if clinical development for such product candidate is successfully completed. Any products, if introduced, may not be successfully marketed nor achieve customer acceptance, which may adversely affect the combined company’s future revenues and financial condition.

The Acquisition will result in changes to the Celsus Board of Directors that may affect the combined company’s operations.

If the parties complete the Acquisition, the composition of the Celsus board of directors will change in accordance with the Acquisition Agreement. Following the completion of the Acquisition, it is expected that Ray Prudo and Clive Richardson will join our board of directors with Ray Prudo becoming our chairman and our current chairman of the board of directors, Mark Cohen, acting as vice chairman of the board following the Acquisition. This new composition of our board may affect the business strategy and operating decisions of the combined company upon completion of the Acquisition.

We and Volution have incurred substantial expenses in connection with the Acquisition.

We and Volution have each incurred and will incur additional substantial expenses in connection with the transactions contemplated by the Acquisition Agreement, whether or not the Acquisition is completed. These costs include fees for financial advisors, attorneys and accountants, filing fees and financial printing costs. If the Acquisition is not consummated, each party will be responsible for its own expenses, which are not reimbursable (except in limited circumstances) in the event the Acquisition does not occur. Upon completion of the Acquisition, the amount of transaction costs will, in effect, reduce the cash reserves available for the combined enterprise to pursue its plan of business.

Risks Related to Owning Our Ordinary Shares and ADSs

If Celsus fails to meet all applicable NASDAQ Capital Market requirements and NASDAQ determines to delist Celsus ADSs, the delisting could adversely affect the market liquidity of its ADSs and the market price of Celsus ADSs could decrease.

Celsus ADSs are listed on The NASDAQ Capital Market. In order to maintain its listing, Celsus must meet minimum financial, operating and other requirements, including requirements for a minimum amount of capital, a minimum price per share, and active operations. If Celsus is unable to comply with NASDAQ’s listing standards, NASDAQ may determine to delist the Celsus ADSs from The NASDAQ Capital Market. If Celsus ADSs are delisted for any reason, it could reduce the value of its Ordinary Shares and its liquidity. Delisting could also adversely affect the ability to obtain financing for the continuation of Celsus operations, if Celsus chooses to reestablish its business, or to use its Ordinary Shares in acquisitions, including the Acquisition.

On April 9, 2015, Celsus received a written notification from NASDAQ indicating that the Company was not in compliance with NASDAQ Listing Rule 5450(a)(2) because the minimum bid price of the Company’s ADSs, was below $1.00 per ADS for the previous 30 consecutive business days.

Pursuant to the NASDAQ Listing Rule 5810(c)(3)(A), the Company has been granted a 180-calendar day compliance period, or until October 6, 2015, to regain compliance with the minimum bid price requirement. During the compliance period, the Company’s ADSs, will continue to be listed and traded on The NASDAQ Capital Market. To regain compliance, the closing bid price of the Company’s ADSs must meet or exceed $1.00 per ADS for at least ten consecutive business days during this 180-day grace period.

The Company intends to consider available options to resolve the noncompliance with the minimum bid price requirement, including a change in its ratio of Ordinary Shares to each ADS. There can be no assurance that the Company will be able to regain compliance with the minimum bid price requirement or will otherwise be in compliance with other NASDAQ listing criteria.

Delisting could result in the loss of confidence by suppliers, investors and employees. Delisting would prevent Celsus from satisfying a closing condition for the Acquisition, and, in such event, Volution may elect not to consummate the Acquisition. In addition, the combined organization must submit a new application for listing on The NASDAQ Capital Market after the Acquisition pursuant to the reverse merger rules, and the combined organization will need to meet The NASDAQ Capital Market minimum requirements.

If the Acquisition is not completed, the Celsus ADS price may continue to be volatile.

The market price of Celsus ADSs is subject to significant fluctuations. During the six month period ended June 30, 2015, the sales price of Celsus ADSs on The NASDAQ Capital Market ranged from a high of $6.20 in February 2015 to a low of $0.40 in May 2015. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. The volatility of the market price of Celsus ADSs is exacerbated by low trading volume and the high proportion of shares held by insiders. Some of the factors that may cause the market price of Celsus ADSs to fluctuate include:

•	sales or potential sales of substantial amounts of our Ordinary Shares or ADSs;

•	delay or failure in initiating, enrolling, or completing pre-clinical or clinical trials or unsatisfactory results of these trials or events reported in any of our current or future clinical trials;

•	announcements about us or about our competitors, including funding announcements, corporate or business updates, updated on manufacturing of our drug candidates, clinical trial results, regulatory approvals or new product introductions;

•	developments concerning our licensors or product manufacturers;

•	litigation and other developments relating to our patents or other proprietary rights or those of our competitors;

•	conditions in the pharmaceutical or biotechnology industries;

•	governmental regulation and legislation;

•	variations in our anticipated or actual operating results;

•	change in securities analysts’ estimates of our performance, or our failure to meet analysts’ expectations;

•	whether, to what extent and under what conditions the FDA or EMA will permit us to continue developing our product candidates, if at all, and if development is continued, any reports of safety issues or other adverse events observed in any potential future studies of these product candidates;

•	our ability to enter into new collaborative arrangements with respect to our product candidates;

•	the terms and timing of any future collaborative, licensing or other arrangements that we may establish;

•	our ability to raise additional capital to carry through with our pre-clinical and clinical development plans and current and future operations and the terms of any related financing arrangements;

•	the timing of achievement of, or failure to achieve, our and any potential future collaborators’ manufacturing, pre-clinical, clinical, regulatory and other milestones, such as the commencement of clinical development, the completion of a clinical trial or the receipt of regulatory approval;

•	announcement of FDA approval or non-approval of our product candidates or delays in or adverse events during the FDA review process;

•	actions taken by regulatory agencies with respect to our product candidates or products, our clinical trials or our sales and marketing activities, including regulatory actions requiring or leading to restrictions, limitations and/or warnings in the label of an approved product candidate;

•	uncontemplated problems in the supply of the raw materials used to produce our product candidates or any manufacturing problems with our product candidates;

•	the commercial success of any product approved by the FDA or its foreign counterparts;

•	introductions or announcements of technological innovations or new products by us, our potential future collaborators, or our competitors, and the timing of these introductions or announcements;

•	market conditions for equity investments in general, or the biotechnology or pharmaceutical industries in particular;

•	we may have limited or very low trading volume that may increase the volatility of the market price of our ADSs;

•	regulatory developments in the United States and foreign countries;

•	changes in the structure or reimbursement policies of health care payment systems;

•	any intellectual property infringement lawsuit involving us;

•	actual or anticipated fluctuations in our results of operations;

•	changes in financial estimates or recommendations by securities analysts;

•	hedging or arbitrage trading activity that may develop regarding our ADSs;

•	regional or worldwide recession;

•	sales of large blocks of our Ordinary Shares or ADSs;

•	sales of our Ordinary Shares or ADSs by our executive officers, directors and significant shareholders;

•	managerial costs and expenses;

•	changes in accounting principles; and

•	the loss of any of our key scientific or management personnel.

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of Celsus ADSs.

In the past, following periods of volatility in the market price of a company’s securities, shareholders have often instituted class action securities litigation against the company. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm Celsus’s profitability and reputation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	Exhibits

31.1	Certification of principal executive officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the principal executive officer and the principal financial officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Celsus Therapeutics PLC’s Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELSUS THERAPEUTICS PLC

Date: August 12, 2015	By:	/s/ Gur Roshwalb
Gur Roshwalb
Chief Executive Officer
(principal executive officer)

