Form 10-Q
period 2016-03-31
Akari Therapeutics Plc
filed 2016-05-12
CIK 1541157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number: 001-36288

AKARI THERAPEUTICS, PLC

(Exact name of registrant as specified in its charter)

England and Wales	98-1034922
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

24 West 40th Street, 8th Floor

New York, NY 10018

(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code:

(646) 350-0702

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

As of May 12, 2016, the registrant had 1,177,693,383 ordinary shares outstanding.

AKARI THERAPEUTICS, PLC

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AKARI PHARMACEUTICALS, Plc

TABLE OF CONTENTS

As of and for the Periods Ended March 31, 2016 and 2015

(In U.S. Dollars)

AKARI THERAPEUTICS, Plc

Condensed CONSOLIDATED BALANCE SHEETS

As of March 31, 2016 and December 31, 2015

(in U.S. Dollars, except share data)

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets

Current Assets:
Cash and cash equivalents	$61,429,511	$68,919,995
Prepaid expenses and other current assets	1,253,119	728,126
Receivable from related party	10,717	10,366
Total Current Assets	62,693,347	69,658,487

Restricted cash	142,079	142,079
Property and equipment, net	74,757	40,513
Patent acquisition costs, net	49,019	52,483
Total Assets	$62,959,202	$69,893,562

Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable	625,372	4,320,588
Accrued expenses	231,905	408,222
Liabilities related to options and warrants	15,691,823	16,396,158
Total Current Liabilities	16,549,100	21,124,968

Other long-term liability	52,100	49,069
Total liabilities	16,601,200	21,174,037

Commitments and Contingencies

Shareholders’ Equity:
Share capital of GBP £0.01 par value
Authorized: 5,000,000,000 shares; issued and outstanding: 1,177,693,383 at March 31, 2016 and December 31, 2015	18,340,894	18,340,894
Additional paid-in capital	87,835,569	87,018,764
Accumulated other comprehensive (loss) income	(36,464)	156,480
Accumulated deficit	(59,781,997)	(56,796,613)
Total Shareholders’ Equity	46,358,002	48,719,525
Total Liabilities and Shareholders’ Equity	$62,959,202	$69,893,562

See notes to condensed consolidated financial statements.

AKARI THERAPEUTICS, Plc

Condensed CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS - UNAUDITED

For the Three Months Ended March 31, 2016 and March 31, 2015

(in U.S. Dollars)

	Three Months Ended
	March 31, 2016	March 31, 2015

Operating Expenses:
Research and development costs	$1,499,543	$1,554,950
General and administrative expenses	2,352,435	99,679
Total Operating Expenses	3,851,978	1,654,629
Loss from Operations	(3,851,978)	(1,654,629)

Other Income (Expense):
Interest income	30,804	-
Changes in fair value of option/warrant liabilities	704,335	-
Foreign currency exchange gains/(losses)	154,431	(37,601)
Interest expense	-	(4,556)
Other expenses	(22,976)	-
Total Other Income (Expense)	866,594	(42,157)

Loss before Income Taxes	(2,985,384)	(1,696,786)

Income Taxes	-	-

Net Loss	(2,985,384)	(1,696,786)

Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment	(192,944)	23,855

Comprehensive Loss	$(3,178,328)	$(1,672,931)

Loss per common share (basic and diluted)	$(0.003)	$(0.002)

Weighted average common shares (basic and diluted)	1,177,693,383	722,345,600

See notes to condensed consolidated financial statements.

AKARI THERAPEUTICS, Plc

Condensed CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER’ EQUITY - UNAUDITED

The Three Months Ended March 31, 2016

(in U.S. Dollars)

	Akari Therapeutics, Plc			Accumulated
	(Formerly Celsus Therapeutics)		Additional	Other
	Share Capital		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Shareholders’ Equity, January 1, 2016	1,177,693,383	18,340,894	$87,018,764	$156,480	$(56,796,613)	48,719,525
Stock-based compensation	-	-	816,805	-	-	816,805
Foreign Currency Translation Loss	-	-	-	(192,944)	-	(192,944)
Net Loss	-	-	-	-	(2,985,384)	(2,985,384)
Shareholders’ Equity, March 31, 2016	1,177,693,383	$18,340,894	$87,835,569	$(36,464)	$(59,781,997)	$46,358,002

See notes to condensed consolidated financial statements.

AKARI THERAPEUTICS, Plc

Condensed CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

The Three Months Ended March 31, 2016 and 2015

(in U.S. Dollars)

	Three Months Ended
	March 31, 2016	March 31, 2015
Cash Flows from Operating Activities:
Net loss	$(2,985,384)	(1,696,786)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	8,594	764
Stock-based compensation	816,805	-
Changes in fair value of the liability for options and warrants	(704,335)	-
Foreign currency exchange gains	(178,699)	-
Changes in operating assets and liabilities:
Increase in assets:
Prepaid expenses and other current assets	(524,087)	(10,045)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(3,876,501)	(282,411)
Other liabilities	3,031	-
Total adjustments	(4,455,192)	(291,692)
Net Cash Used in Operating Activities	(7,440,576)	(1,988,478)

Cash Flows from Investing Activities:
Purchase of property and equipment	(42,083)	-
Net Cash Used by Investing Activities	(42,083)	-

Effect of Exchange Rates on Cash and Cash Equivalents	(7,825)	(10,328)

Net Decrease in Cash and Cash Equivalents	(7,490,484)	(1,998,806)
Cash and Cash Equivalents, beginning of period	68,919,995	3,327,468
Cash and Cash Equivalents, end of period	$61,429,511	$1,328,662

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$2,636

See notes to condensed consolidated financial statements.

AKARI PHARMACEUTICALS, Plc

NOTES TO condensed CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2016

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

In connection with the consummation of the Acquisition, Celsus issued an aggregate of 722,345,600 Ordinary Shares to RPC, which represented, prior to giving effect to the Financing (as defined below), 92.85% of Celsus’s outstanding Ordinary Shares following the closing of the Acquisition (or 91.68% of Celsus Ordinary Shares on a fully diluted basis). This yielded a share exchange ratio of approximately 721:1 of Akari Ordinary Shares to RPC Ordinary Shares. The Company’s earnings per share have been retrospectively adjusted in the statement of comprehensive loss to reflect this recapitalization. Since the Volution securityholders owned a majority of the capitalization of the Company immediately following the closing of the Acquisition, Volution is considered to be the acquiring company for accounting purposes, and the transaction has been accounted for as a reverse acquisition under the acquisition method of accounting for business combinations in accordance with U.S. GAAP. Accordingly, the assets and liabilities of Celsus have been recorded as of the Acquisition closing date at fair value and the condensed consolidated financial statements reflect the historical financial statements of Volution as our historical financial statements.

The Company, as defined in the accompanying notes to the condensed consolidated financial statements, refers to Volution prior to the Acquisition and Akari subsequent to the completion of the Acquisition.

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

Volution was originally incorporated in Switzerland as a private limited company and commenced business on October 9, 2013. On October 23, 2013, Varleigh Immuno Pharmaceuticals Ltd (“Varleigh”), a UK limited company, transferred certain patent rights to Volution in exchange for a payment of approximately $107,000, (GBP 65,000), which was the carrying value of the patents in accordance with local accounting standards. Effective September 12, 2014, Varleigh ceased its operations and was dissolved. The transaction resulted in the transfer of the business of Varleigh to Volution. On the date of transfer, the controlling/majority shareholders of Volution were also the controlling/majority shareholders of Varleigh. Upon dissolution, there were no reported assets, liabilities, or accumulated comprehensive income remaining in Varleigh, as such no gain or loss on dissolution was recognized.

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

AKARI PHARMACEUTICALS, Plc

NOTES TO condensed CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2016

(in U.S. Dollars)

NOTE 2 - Summary of Significant Accounting Policies

Basis of Presentation – The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC).  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments including normal and recurring adjustments which the Company considers necessary for the fair presentation of financial information. The results of operations and comprehensive loss for the three months ended March 31, 2016, are not necessarily indicative of expected results for the full fiscal year or any other period.

Principles of Consolidation – The condensed consolidated financial statements include the accounts of the Company, Volution and Volution Immuno Ltd (a UK Ltd Company), its wholly-owned subsidiary, which was incorporated in London on August 22, 2014.

All intercompany transactions have been eliminated.

Foreign Currency – The functional currency of the Company is U.S. dollars as that is the primary economic environment in which the Company operates as well as the currency in which it has been financed.

The reporting currency of the Company is U.S. Dollars. The Company translated its non-U.S. operations’ assets and liabilities denominated in foreign currencies into U.S. dollars at current rates of exchange as of the balance sheet date and income and expense items at the average exchange rate for the reporting period. Translation adjustments resulting from exchange rate fluctuations are recorded as foreign currency translation adjustments, a component of accumulated other comprehensive income. Gains or losses from foreign currency transactions are included in exchange gains (losses).

Use of Estimates – The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that may affect the reported amounts of assets, liabilities, equity, revenue, expenses and related disclosure of contingent assets and liabilities. Management’s estimates and judgments include assumptions used in the impairment and useful lives of intangible assets (patents), accrued liabilities, deferred income taxes, liabilities related to stock options and warrants, stock-based compensation and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from those estimates under different assumptions or conditions.

Fair Value Measurements – The carrying amounts of financial instruments, including cash and cash equivalents, restricted cash, receivable from related party and accounts payable approximate fair value due to their short-term maturities.

The Company’s liabilities related to options and warrants are warrants related to equity and debt financing rounds and options related to RPC and are recognized on the balance sheet at their fair value, with changes in the fair value accounted for in the statements of comprehensive loss and included in change in fair value of option/warrant liabilities.

Cash and Cash Equivalents – The Company considers all highly-liquid investments with original maturities of 90 days or less at the time of acquisition to be cash equivalents. The Company had no cash equivalents as of March 31, 2016 and December 31, 2015.

Restricted cash - Restricted cash are investments held as collateral for a letter of credit related to the Company’s office lease.

Prepaid Expenses and Other Current Assets – Prepaid expenses and other assets consist principally of VAT receivables and prepaid expenses.

Property and equipment, net – Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets at the following annual rates:

Years

Computers, peripheral, and scientific equipment	3
Office furniture and equipment	4

AKARI PHARMACEUTICALS, Plc

NOTES TO condensed CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2016

(in U.S. Dollars)

NOTE 2 - Summary of Significant Accounting Policies (cont.)

Long-Lived Assets – The Company reviews all long-lived assets for impairment whenever events or circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of assets to be held or used is measured by comparison of the carrying value of the asset to the future undiscounted net cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment recognized is measured by the amount by which the carrying value of the asset exceeds the discounted future cash flows expected to be generated by the asset.

Patent Acquisition Costs – Patent acquisition costs and related capitalized legal fees are amortized on a straight-line basis over the shorter of the legal or economic life. The estimated useful life is 22 years.

The Company expenses costs associated with maintaining and defending patents subsequent to their issuance in the period incurred.

Accrued Expenses – As part of the process of preparing the condensed consolidated financial statements, it requires the estimate of accrued expenses. This process involves identifying services that third parties have performed on the Company’s behalf and estimating the level of service performed and the associated cost incurred on these services as of each balance sheet date in our condensed consolidated financial statements. Examples of estimated accrued expenses include contract service fees in conjunction with pre-clinical and clinical trials and professional service fees. In connection with these service fees, our estimates are most affected by our understanding of the status and timing of services provided relative to the actual services incurred by the service providers. In the event that we do not identify certain costs that have been incurred or we under or over-estimate the level of services or costs of such services, our reported expenses for a reporting period could be understated or overstated. The date on which certain services commence, the level of services performed on or before a given date, and the cost of services are often subject to our judgment. We make these judgments based upon the facts and circumstances known to us in accordance with U.S. GAAP.

Research and Development Expenses – Costs associated with research and development are expensed as incurred. Research and development expenses include, among other costs, personnel expenses, costs incurred by outside laboratories, manufacturers’ and other accredited facilities in connection with clinical trials and preclinical studies. Research and development expense for the three months ended March 31, 2016 and March 31, 2015, amounted to $1,499,543 and $1,554,950, respectively.

Stock-Based Compensation Expense – Stock-based compensation costs are recognized in earnings using the fair-value based method for all awards granted. Compensation costs for unvested stock options and awards are recognized in earnings over the requisite service period based on the fair value of those options and awards. For employees, fair value is estimated at the grant date and for non-employees fair value is re-measured at each reporting date as required by ASC 718, “Compensation-Stock Compensation,” and ASC 505-50, “Equity-Based Payments to Non-Employees.” Fair values of awards granted under the share option plans are estimated using a Black-Scholes option pricing model. The determination of fair value for stock-based awards on the date of grant using an option pricing model requires management to make certain assumptions regarding a number of complex and subjective variables.

Concentration of Credit Risk – Financial instruments that subject the Company to credit risk consist of cash and cash equivalents. The Company maintains cash and cash equivalents with well-capitalized financial institutions. At times, those amounts may exceed insured limits. The Company has no significant concentrations of credit risk.

Income Taxes – The Company accounts for income taxes in accordance with the accounting rules that require an asset and liability approach to accounting for income taxes based upon the future expected values of the related assets and liabilities. Deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and for tax loss and credit carry forwards, and are measured using the expected tax rates estimated to be in effect when such basis differences reverse. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will, more likely than not, be realized. The Company accounts for research and development tax credits at the time its realization becomes probable.

AKARI PHARMACEUTICALS, Plc

NOTES TO condensed CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2016

(in U.S. Dollars)

NOTE 2 - Summary of Significant Accounting Policies (cont.)

Uncertain Tax Positions – The Company follows the provisions of “Accounting for Uncertainty in Income Taxes”, which prescribes recognition thresholds that must be met before a tax position is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under “Accounting for Uncertainty in Income Taxes,” an entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. Interest and penalties related to uncertain tax positions are recognized as income tax expense.

Earnings Per Share – Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of Ordinary Shares outstanding during the period. Diluted earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the sum of (1) the weighted-average number of Ordinary Shares outstanding during the period, (2) the dilutive effect of the assumed exercise of options and warrants using the treasury stock method and (3) the dilutive effect of other potentially dilutive securities.

Comprehensive Income (Loss) – Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s other comprehensive income (loss) is comprised of foreign currency translation adjustments.

The following table provides details with respect to changes in accumulated other comprehensive income (AOCI), which is comprised of foreign currency translation adjustments, as presented in the balance sheets for the three months ended March 31, 2016:

Balance January 1, 2016	$156,480

Net current period other comprehensive loss	(192,944)

Balance March 31, 2016	$(36,464)

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date.  Early adoption of ASU 2014-09 is permitted but not before the original effective date (annual periods beginning after December 15, 2016). When effective, ASU 2014-09 prescribes either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients; or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our condensed consolidated financial statements and have not yet determined the method by which we will adopt the standard.

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASU 2016-02”). ASU 2016-02 establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of our pending adoption of the new standard on our condensed consolidated financial statements.

AKARI PHARMACEUTICALS, Plc

NOTES TO condensed CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2016

(in U.S. Dollars)

NOTE 2 - Summary of Significant Accounting Policies (cont.)

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU No. 2016-09”). ASU 2016-09 simplifies various aspects related to how share-based payments are accounted for and presented in the condensed consolidated financial statements. The amendments include income tax consequences, the accounting for forfeitures, classification of awards as either equity or liabilities and classification on the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We are currently evaluating the impact of our pending adoption of the new standard on our condensed consolidated financial statements.

NOTE 3 – Reverse Acquisition

The Company completed its Acquisition as discussed in Note 1. Based on the terms of the Acquisition and since the Volution securityholders owned approximately 91.68% of the fully-diluted capitalization of the Company immediately following the closing of the Acquisition, Volution is considered to be the acquiring company for accounting purposes, and the transaction has been accounted for as a reverse acquisition under the acquisition method of accounting for business combinations in accordance with U.S. GAAP. Accordingly, the assets and liabilities of Celsus have been recorded as of the Acquisition closing date at fair value.

Accordingly, the acquisition consideration for accounting purposes consisted of Ordinary Shares and the fair value of vested options and warrants issued by Celsus that were outstanding at the date of the Acquisition immediately prior to closing. Assets and liabilities of Celsus were measured at fair value and added to the assets and liabilities of Volution, and the historical results of operations of Volution were reflected in the results of operations of the Company following the Acquisition.

In connection with the consummation of the Acquisition, the Company issued an aggregate of 722,345,600 Ordinary Shares to RPC, Volution’s sole shareholder, in exchange for the outstanding shares of common stock of Volution.

Purchase Consideration

The purchase price for Celsus on September 18, 2015, the closing date of the Acquisition, was as follows:

Fair value of Celsus Ordinary Shares outstanding	$20,034,625	(a)
Fair value of Celsus share options	277,461	(2,516,690 options)
Fair value of Celsus warrants	27,054	(1,782,246 warrants)
Total purchase price	$20,339,140

(a)	computed by multiplying 55,636,283 Ordinary Shares of Celsus at Acquisition by the closing price on September 18, 2015, of $0.3601.

AKARI PHARMACEUTICALS, Plc

NOTES TO condensed CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2016

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

The following table summarizes the allocation of the purchase consideration to the assets acquired and liabilities assumed based on their fair values as of September 18, 2015:

Cash and cash equivalents	$1,410,577
Restricted cash	142,079
Prepaid expenses and other assets acquired	1,672,028
Excess consideration	19,283,280
Liabilities related to options and warrants	(1,800,154)
Other assumed liabilities	(368,670)
Total	$20,339,140

The Company believes that the historical values of Celsus’s current assets and current liabilities approximate fair value based on the short-term nature of such items.

Excess consideration is calculated as the difference between the fair value of the consideration expected to be realized and the values assigned to the identifiable tangible and intangible assets acquired and liabilities assumed. The Company recorded this non-cash charge in the statements of comprehensive loss during the year ended December 31, 2015 due to the fact that goodwill could not be justified and was considered fully impaired.

AKARI PHARMACEUTICALS, Plc

NOTES TO condensed CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2016

(in U.S. Dollars)

NOTE 4 – Fair Value Measurements

Fair value of financial instruments:

The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair values. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange.

The carrying amounts of cash and cash equivalents, receivable from related party, restricted cash, accounts payable and accrued expenses approximate their fair value due to the short-term maturity of such instruments.

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC 820, “Fair Value Measurements and Disclosures” establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

		March 31, 2016	December 31, 2015
	Carrying Amount $	Fair Value $	Carrying Amount $	Fair Value $	Fair Value Levels
Liability related to RPC options	15,169,258	15,169,258	15,711,017	15,711,017	3
Liability related to warrants	522,565	522,565	685,141	685,141	3

In accordance with ASC No. 820, the Company measures its liabilities related to options and warrants on a recurring basis at fair value. The liabilities related to options and warrants are classified within Level 3 value hierarchy because the liabilities are based on present value calculations and external valuation models whose inputs include market interest rates, estimated operational capitalization rates, volatilities and illiquidity. Unobservable inputs used in these models are significant.

Upon completion of the Acquisition, the Company assumed certain warrants that were issued in connection with several private placements by Celsus and certain investors where it sold Ordinary Shares and warrants. Some of the issued warrants contain non-standard anti-dilution terms and accordingly are recorded as liabilities.

As of March 31, 2016, warrants to purchase 5,806,280 Ordinary Shares had full ratchet anti-dilution protection (which would be triggered by a share or warrant issuance at less than $0.18945 price share or exercise price per share). As of March 31, 2016, the fair value of the warrants was $522,565. The change in fair value of the warrants for the three months ended March 31, 2016 was a decrease of $162,576 and was recognized as a change in fair value of option/warrant liabilities in the Company’s condensed consolidated statement of comprehensive loss. As of December 31, 2015, the fair value of the warrants was $685,141. The warrants expire on April 3, 2017.

AKARI PHARMACEUTICALS, Plc

NOTES TO condensed CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2016

(in U.S. Dollars)

NOTE 4 – Fair Value Measurements (cont.)

The Company accounts for the liability warrants issued in accordance with ASC 815, “Derivatives and Hedging” as a freestanding liability instrument that is measured at fair value at each reporting date, based on its fair value, with changes in the fair values being recognized in the Company’s condensed consolidated statement of comprehensive loss as a change in fair value of option/warrant liabilities.

The fair value of warrants granted was measured using the Binomial method of valuation. Fair values were estimated using the following assumptions for the warrants as of March 31, 2016:

Expected dividend yield	0%
Expected volatility	197.4%
Risk-free interest	0.59%
Expected life	1.01 years

In July 2015, the Company raised short-term working capital in the form of loans from shareholders of approximately $3 million with the loans carrying with it, options in RPC, equivalent to 15% of the current outstanding equity issued by RPC. RPC is a private company that is a majority shareholder of the Company. The RPC options were accounted for in accordance with ASC 718. The fair value of the RPC options is estimated using the fair value of Akari Ordinary Shares times RPC’s ownership in Akari Ordinary Shares times 15% and was initially valued at approximately $26 million. These options do not relate to the share capital of Akari. In September 2015, the Company recorded a liability to share options for $26 million, allocated $3 million as a loan discount and recorded interest expense over the estimated term of the loan amounting to $3 million recognized in the statement of comprehensive loss as a credit to the loan discount. The remaining $23 million was recorded as a non-cash financing expense in the statement of comprehensive loss during the year ended December 31, 2015.

As of March 31, 2016, the fair value of the RPC options was $15,169,258. The change in fair value of the RPC options in the three months ended March 31, 2016 was a decrease of $541,759 and was recognized as change in fair value of option/warrant liabilities in the condensed consolidated statement of comprehensive loss. As of December 31, 2015, the fair value of the RPC options was $15,711,017. The Company accounts for the RPC options as a liability in accordance with ASC 815-40-25, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and ASC 815-40-15, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.”

The Company’s financial assets and liabilities measured at fair value on a recurring basis, consisted of the following types of instruments as of the following dates:

	March 31	December 31,
	2016	2015
	Fair value measurements using input type
	Level 3

Warrants	$522,565	$685,141
RPC options	15,169,258	15,711,017
Liabilities related to stock options and warrants	$15,691,823	$16,396,158

AKARI PHARMACEUTICALS, Plc

NOTES TO condensed CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2016

(in U.S. Dollars)

NOTE 4 – Fair Value Measurements (cont.)

Fair value measurements using significant unobservable inputs (Level 3):

Fair value of liabilities related to stock options and warrants

Balance at December 31, 2015	$16,396,158

Changes in values of liability related to options and warrants	(704,335)

Balance at March 31, 2016	$15,691,823

NOTE 5 – Shareholders’ Equity

Share Capital – The Company has 5,000,000,000 shares of authorized capital and 1,177,693,383 shares outstanding as of March 31, 2016.

On September 18, 2015, in connection with the Acquisition, 55,636,283 shares were issued to Celsus. All periods have been recast to reflect this reverse acquisition.

On September 18, 2015, the Company completed a private placement of 395,881,100 shares for gross proceeds of $75 million at a price of $0.18945 per share.

On September 18, 2015, the Company issued 3,830,400 shares to MTS Health Partners (“MTS”), as partial compensation for financial advisory services to the Company in connection with the Acquisition with a value of $750,000. The Company also paid MTS $500,000 in cash. These amounts were recorded in general and administrative expenses on the statement of comprehensive loss for the year ended December 31, 2015.

Share option plan –

Upon completion of the Acquisition, the Company assumed the former Celsus 2014 Equity Incentive Plan (the “Plan”). In accordance with the Plan, the number of shares that may be issued upon exercise of options under the Plan, shall not exceed 141,142,420 Ordinary Shares. As of March 31, 2016, 68,780,222 Ordinary Shares are available for future issuance under the Plan. The option plan is administered by the Company’s board of directors and grants are made pursuant thereto by the compensation committee. The per share exercise price for the shares to be issued pursuant to the exercise of an option shall be such price equal to the fair market value of the Company’s Ordinary Shares on the grant date and set forth in the individual option agreement. Options terminate ten years after the grant date and typically vest over three to four years.

AKARI PHARMACEUTICALS, Plc

NOTES TO condensed CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2016

(in U.S. Dollars)

NOTE 5 – Shareholders’ Equity (cont.)

The following is a summary of the Company’s share option activity and related information for employees and directors for the three months ended March 31, 2016:

	Number of shares	Weighted average exercise price	Weighted average grant date fair value	Weighted average remaining contractual term (in years)	Aggregate intrinsic value

Options outstanding as of January 1, 2016	61,362,198	$0.34		9.7	$-
Changes during the period:
Granted	11,000,000	$0.14	$0.10

Options outstanding as of March 31, 2016	72,362,198	$0.31		9.5	$-

Exercisable options as of March 31, 2016	9,492,456	$0.45		9.1	$-

The following is a summary of the Company’s non-vested share options as of March 31, 2016 and changes during the period:

	Number of shares	Weighted average grant date fair value

Non-vested options as of December 31, 2015	58,480,181	$0.21
Options granted	11,000,000	$0.10
Options vested	(6,610,439)	$0.21
Non-vested as of March 31, 2016	62,869,742	$0.21

On March 23, 2016, the Company granted 11,000,000 options to its employees at an exercise price of $0.141 that vest semi-annually over four years.

The Company accounts for awards of equity instruments issued to employees and directors under the fair value method of accounting and recognize such amounts in general administrative expenses within its Condensed Consolidated Statements of Comprehensive Loss. The Company measures compensation cost for all share-based awards at fair value on the date of grant and recognize compensation expense in its Condensed Consolidated Statements of Comprehensive Loss using the straight-line method over the service period over which it expects the awards to vest.

The Company estimates the fair value of all time-vested options as of the date of grant using the Black-Scholes option valuation model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected share price volatility, which is calculated based on the historical volatility of the Company’s Ordinary Shares. The Company uses a risk-free interest rate, based on the U.S. Treasury instruments in effect at the time of the grant, for the period comparable to the expected term of the option. Given its limited history with share option grants and  exercises, the Company uses the “simplified” method in estimating the expected term, the period of time that options granted are expected to be outstanding, for its grants.

AKARI PHARMACEUTICALS, Plc

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2016

(in U.S. Dollars)

NOTE 5 – Shareholders’ Equity (cont.)

The Company classifies its share-based payments as either liability-classified awards or as equity-classified awards. The Company remeasures liability-classified awards to fair value at each balance sheet date until the award is settled. The Company measures equity-classified awards at their grant date fair value and does not subsequently remeasure them. The Company has classified its share-based payments which are settled in Ordinary Shares as equity-classified awards. Compensation costs related to equity-classified awards generally are equal to the grant-date fair value of the award amortized over the vesting period of the award. The liability for liability-classified awards generally is equal to the fair value of the award as of the balance sheet date multiplied by the percentage vested at the time. The Company charges (or credits) the change in the liability amount from one balance sheet date to another to compensation expense. Below are the assumptions used for the options assumed and granted in the three months ended March 31, 2016:

March 31, 2016
Expected dividend yield	0%
Expected volatility	80.71%
Risk-free interest	1.52%
Expected life	6.25 years

The following is a summary of the Company’s share options granted separated into ranges of exercise price:

Exercise price (range)	Options outstanding as of March 31, 2016	Weighted average remaining contractual life (years)	Weighted average exercise price	Options exercisable as of March 31, 2016	Remaining contractual life (years for exercisable options	Weighted average exercise price
$			$			$
0.14-0.19	16,882,073	9.86	0.16	1,627,185	9.63	0.19
0.32	53,828,625	9.47	0.32	6,610,439	9.47	0.32
0.60-0.75	380,000	7.98	0.71	380,000	7.98	0.71
1.15-1.56	311,500	3.99	1.38	311,500	3.99	1.38
2.00	960,000	7.48	2.00	563,332	7.48	2.00
	72,362,198			9,492,456

During the three months ended March 31, 2016, the Company recorded approximately $817,000 in share based compensation expenses for employees and directors. As of March 31, 2016, there was approximately $11,459,000 unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s share option plans which the Company expects to recognize over 3.47 years.

Warrants to service providers and investors –

The warrants outstanding as of March 31, 2016 are as follows:

Grant date	Number of warrants	Exercise Price	Expiration date
2012 warrants	1,383,086	$1.72 - $2.25	January 16, 2017-November 30, 2017
2013 warrants	399,160	$2.00	January 16, 2018-September 17, 2018
	1,782,246

AKARI PHARMACEUTICALS, Plc

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2016

(in U.S. Dollars)

NOTE 6 – Related Party Transactions

Accounting Services – An entity related to a shareholder provided accounting and bookkeeping services of approximately $12,000 and $40,000, respectively, to the Company during the three months ended March 31, 2016 and March 31, 2015.

Other – As of March 31, 2016, there is a receivable balance in the amount of $10,717 with RPC, a major shareholder. The Company paid certain registration fees on RPC’s behalf and is treating this as short term in nature with no interest. This is recorded under “Receivable from related party” within current assets on the balance sheet.

NOTE 7 – Earnings Per Share

Basic earnings (loss) per Ordinary Share is computed by dividing net income (loss) available to ordinary shareholders by the weighted-average number of Ordinary Shares outstanding during the period. Diluted earnings (loss) per common share is computed by dividing net income (loss) available to ordinary shareholders by the sum of (1) the weighted-average number of Ordinary Shares outstanding during the period, (2) the dilutive effect of the assumed exercise of share options using the treasury stock method, and (3) the dilutive effect of other potentially dilutive securities.

	Three Months Ended March 31,
Earnings per share	2016	2015
Company posted	Net loss	Net loss
Basic weighted average shares outstanding	1,177,693,383	722,345,600
Dilutive effect of Ordinary Share equivalents	None	None
Dilutive weighted average shares outstanding	1,177,693,383	722,345,600

For purposes of the diluted net loss per share calculation, share options and warrants are considered to be potentially dilutive securities and are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. Therefore, basic and diluted net loss per share was the same for the periods presented due to the Company’s net loss position.

The following table shows the number of share equivalents that were excluded from the computation of diluted earnings per share for the respective periods because the effect would have been anti-dilutive:

	Three month Period ended March 31, 2016	Three month period ended March 31, 2015
Total share options	72,362,198	-
Total warrants-equity classified	1,782,246	-
Total warrants-liability classified	5,806,280	-
Total share options and warrants	79,950,724	-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read this discussion together with the condensed consolidated financial statements, related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. The following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015. These risks could cause our actual results to differ materially from any future performance suggested below.

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of life-transforming treatments for a range of rare and orphan autoimmune and inflammatory diseases caused by dysregulation of complement C5, including paroxysmal nocturnal hemoglobinuria (“PNH”), Guillain Barré syndrome (“GBS”) and atypical Hemolytic Uremic Syndrome (“aHUS”).

Our lead product candidate, Coversin, a second-generation and potentially best-in-class complement inhibitor, acts on complement component-C5, preventing release of C5a and formation of C5b – 9 (also known as the membrane attack complex or MAC). Coversin is a recombinant small protein (16,740 Da) derived from a protein discovered in the saliva of the Ornithodoros moubata tick, where it modulates the host immune system to allow the parasite to feed without alerting the host to its presence or provoking an immune response.

C5 inhibition is a new form of treatment that was commercially pioneered by Alexion Pharmaceuticals in 2007 (Nasdaq: ALXN) with U.S. Food and Drug Administration (“FDA”) approval of their drug Soliris® (eculizumab) to treat PNH. Soliris® is currently the only drug approved to treat two complement-related orphan indications, PNH and aHUS, and had annual sales of $2.6 billion in 2015. Eculizumab is a humanized monoclonal antibody, administered by twice monthly intravenous infusion (IV).

To date, we have demonstrated: (i) full complement inhibition and marked lactate dehydrogenase reduction in a resistant PNH patient; (ii) 100% inhibition of complement C5 activity by Coversin within 12 hours in a Phase Ia clinical trial in healthy volunteers; (iii) that Coversin inhibits PNH red blood cell lysis in vitro; and (iv) that complement inhibition is complete whether measured by Elisa CH50 U Eq/ml assay or sheep red blood cell lytic CH50 assay, as demonstrated in our 28-day safety study in NHP where Coversin was dosed once a day for 28 days. We believe that the subcutaneous formulation of Coversin will provide considerable patient benefits, accelerating recruitment for trials, and patient uptake if Coversin is approved by regulatory authorities for commercial sale.

Scientific understanding of the role of complement C5 inhibition in the treatment of a range of rare diseases related to uncontrolled activation of the complement arm of the immune system is growing. These rare diseases include conditions such as PNH, aHUS, myasthenia gravis (“MG”), GBS, and Sjögren’s syndrome.

We have initiated administration of Coversin in a European patient with paroxysmal nocturnal hemoglobinuria (PNH) and resistant to eculizumab due to a polymorphism on February 8, 2016. Initial results have demonstrated complete complement inhibition and marked LDH reduction. Coversin is being administered to this patient under a clinical trial protocol approved by a European Union (“EU”) national regulatory authority for treating patients with eculizumab resistance. The primary objective of the eculizumab-resistance program is to provide patients who have clinically demonstrated resistance to eculizumab early access to Coversin as a potentially lifesaving alternative. These patients are entered into an open label protocol where safety and efficacy parameters are evaluated on an ongoing basis. We expect to present topline results from these patients as they become available. A Phase Ib clinical trial in healthy volunteers was initiated in January 2016, and we expect to initiate a Phase II trial in PNH patients in the second quarter of 2016. We expect to start a Phase II trial in GBS in the middle of 2016 and in aHUS in late 2016. We expect data from the Phase II trial in PNH to be available by year-end 2016. If Coversin achieves satisfactory results in those Phase II clinical trials, we expect to proceed into Phase III pivotal studies in both Europe and the United States.

Coversin entered clinical development in 2013 when a Phase Ia clinical trial was initiated under a Clinical Trials Authorisation (CTA) issued by the Medicines and Healthcare products Regulatory Agency (MHRA), an executive agency of the Department of Health in the United Kingdom. The primary objective of this single ascending dose, first-in-man study was to explore the safety profile of Coversin. The drug was well tolerated, and no serious or dose-related adverse events were reported. The secondary objective of this Phase Ia clinical trial was to examine the effect of Coversin on complement activity at the highest, therapeutic dose. This showed that the peak onset of action was about nine hours after injection, and that the effect of a single dose persisted for more than 96 hours. The effects were consistent between all subjects and showed 100% inhibition of the complement system within 12 hours. The optimal repeat dose is expected to be obtained in the Phase Ib repeat dose study initiated in the first quarter of 2016. Our initial clinical targets will be PNH, GBS, aHUS, and the treatment of patients with polymorphisms of the C5 molecule which interfere with correct binding of eculizumab, making them resistant to treatment with that drug. The latter are expected to be initially treated under compassionate use and named patient protocols until sufficient safety and efficacy data have been accumulated to allow for regulatory approval.

Our research and development expenses consist primarily of personnel expenses, fees paid to external service providers for formulation and synthesis activities, manufacturing and costs of pre-clinical studies and clinical trials. We primarily use external service providers to manufacture our product candidates for clinical trials and for all of our pre-clinical and clinical development work. We charge all research and development expenses to operations as they are incurred. We expect our research and development expenses to remain our primary expense in the near future as we continue to develop our product candidates. We currently perform our research and development activity mainly through outsourcing to subcontractors. Since inception we have generated significant losses in connection with our research and development, including the pre-clinical and clinical development of our product candidates. At March 31, 2016, we had an accumulated deficit of $59,781,997. Since inception, we have funded our operations primarily through the sale of equity securities and debt financing. We have not yet generated any revenues and we expect to continue to incur net losses and negative cash flows for the foreseeable future. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital. At March 31, 2016 we had $61,429,511 of cash and cash equivalents available to fund future operations through 2017.

On September 18, 2015, we completed our acquisition of all of the capital stock of Volution Immuno Pharmaceuticals SA (“Volution”), from RPC Pharma Limited (“RPC”), Volution’s sole shareholder, in exchange for ordinary shares, par value £0.01, (“Ordinary Shares”) (the “Acquisition”), in accordance with the terms of the Share Exchange Agreement, dated as of July 10, 2015, by and among Celsus and RPC.  In connection with the Acquisition, the name of the combined company was changed to Akari Therapeutics, Plc. Our American Depositary Shares (“ADSs”), each representing 100 Ordinary Shares, began trading on The NASDAQ Capital Market under the symbol “AKTX” on September 21, 2015.

For accounting purposes, the Acquisition was treated as a “reverse acquisition” and Volution was considered the accounting acquirer. Accordingly, our consolidated financial statements reflect the historical financial statements of Volution as our historical financial statements, except for the legal capital which reflects our legal capital (Ordinary Shares).

In connection with the consummation of the Acquisition, Celsus issued an aggregate of 722,345,600 Ordinary Shares to RPC, which represented, prior to giving effect to the Financing (as defined below), 92.85% of Celsus’s outstanding Ordinary Shares following the closing of the Acquisition (or 91.68% of Celsus Ordinary Shares on a fully diluted basis). This yielded a share exchange ratio of approximately 721:1 of Akari Ordinary Shares to RPC shares. Our earnings per share have been retrospectively adjusted in the statement of comprehensive loss to reflect this recapitalization.

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

Critical Accounting Policies and Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U. S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates, judgments and assumptions. Our management believes that the estimates, judgments and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Share-Based Compensation and Fair Value of Ordinary Shares

We account for awards of equity instruments issued to employees and directors under the fair value method of accounting and recognize such amounts in our Condensed Consolidated Statements of Comprehensive Loss. We measure compensation cost for all share-based awards at fair value on the date of grant and recognize compensation expense in our Condensed Consolidated Statements of Comprehensive Loss using the straight-line method over the service period over which we expect the awards to vest.

We estimate the fair value of all time-vested options as of the date of grant using the Black-Scholes option valuation model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected share price volatility, which we calculate based on the historical volatility of peer companies. We use a risk-free interest rate, based on U.S. Treasury instruments in effect at the time of the grant, for the period comparable to the expected term of the option. Given our limited history with share option grants and exercises, we use the “simplified” method in estimating the expected term, the period of time that options granted are expected to be outstanding, for our grants.

We classify our share-based payments as either liability-classified awards or as equity-classified awards. We remeasure liability-classified awards to fair value at each balance sheet date until the award is settled. We measure equity-classified awards at their grant date fair value and do not subsequently remeasure them. We have classified our share-based payments which are settled in our Ordinary Shares as equity-classified awards and our share-based payments that are settled in cash as liability-classified awards. Compensation costs related to equity-classified awards generally are equal to the grant-date fair value of the award amortized over the vesting period of the award. The liability for liability-classified awards generally is equal to the fair value of the award as of the balance sheet date multiplied by the percentage vested at the time. We charge (or credit) the change in the liability amount from one balance sheet date to another to compensation expense.

Warrants

In connection with the issuance of certain warrants, we applied ASC 470-20, “Debt with Conversion and Other Options” (“ASC 470-20”). In accordance with ASC 470-20, we first allocated the proceeds received to the warrant, freestanding liability instrument that is measured at fair value at each reporting date, with changes in the fair values being recognized in our statement of comprehensive loss as changes in fair value of warrant liabilities. The fair value of the warrants granted was valued by using the Binomial method of valuation. The anti-dilution rights of the warrants were calculated by using the Binomial method of valuation put option using the same parameters as the warrants call option. The computation of expected volatility is based on realized historical share price volatility of our Ordinary Shares. The expected term is based on the contractual term. The risk free interest rate assumption is the implied yield currently available on U.S. Treasury yield zero-coupon issues with a remaining term equal to the expected life of the options. The dividend yield assumption is based on our historical experience and expectation of no future dividend payouts and may be subject to substantial change in the future. We have historically not paid cash dividends and have no foreseeable plans to pay cash dividends in the future. On March 31, 2016, the fair value of the warrants was $522,565. The change in fair value of the warrants in the three months ended March 31, 2016, was a decrease of $162,576 and was recognized as a change in fair value of option/warrant liabilities in the statement of comprehensive loss.

RPC options

In connection with a short-term working capital loan of approximately $3 million that included options in RPC, equivalent to 15% of the current outstanding equity issued by RPC. The initial fair value of the RPC options were estimated using the fair value of Akari shares times RPC’s ownership in Akari shares times 15% and was approximately $26 million. The exact terms of these options have not been finalized. During the year ended December 31, 2015, we recorded a non-cash liability to options for $26 million, allocated $3 million as a loan discount, $23 million as a non-cash financing expense and recorded interest expense in the amount of $3 million in the statement of comprehensive loss as a credit to the loan discount. On March 31, 2016, the fair value of the options was $15,169,258. The change in fair value of the options in the three months ended March 31, 2016, was a decrease of $541,759 and was recognized as a change in fair value of option/warrant liabilities in the statement of comprehensive loss. On March 31, 2016, the fair value of the options and warrants was $15,691,823.

Functional Currency

The functional currency of Akari is U.S. dollars as that is the primary economic environment in which the Company operates as well as the currency in which it has been financed.

The reporting currency of the Company is U.S. Dollars. The Company translated its non-U.S. operations’ assets and liabilities denominated in foreign currencies into U.S. dollars at current rates of exchange as of the balance sheet date and income and expense items at the average exchange rate for the reporting period. Translation adjustments resulting from exchange rate fluctuations are recorded as foreign currency translation adjustments, a component of accumulated other comprehensive (loss) income. Gains or losses from foreign currency transactions and the remeasurement of intercompany balances are included in foreign currency exchange gains/(losses).

Results of Operations

For the Three Months Ended March 31, 2016 and March 31, 2015

Research and development expenses

Research and development expenses for the quarter ended March 31, 2016 were $1,499,543 compared to $1,554,950 for the quarter ended March 31, 2015. This 4% or $55,407 decrease was due to lower expenses of manufacturing and clinical trial activities of approximately $235,000 offset by higher expenses for salary and recruiting expenses of $146,000 and $10,000 of travel expenses and $24,000 of miscellaneous expenses.

We expect our research and development expenses to increase in the future as we conduct additional clinical trials to support the clinical development of Coversin, and advance other product candidates into pre-clinical and clinical development.

General and administrative expenses

General and administrative expenses for the quarter ended March 31, 2016 were $2,352,435 compared to $99,679 for the quarter ended March 31, 2015. This 2,260% or $2,252,756 increase was primarily due to higher expenses of legal, consulting, professional and accounting of approximately $585,000, $811,000 of stock-based non-cash compensation expenses, $329,000 of salary expenses, $203,000 of insurance expenses, $117,000 of rent expenses, $107,000 of board expenses, $70,000 of office expenses and $31,000 of travel related expenses.

Other Income (expenses)

Other income for the quarter ended March 31, 2016 was $866,594 compared to other expense of $42,157 for the quarter ended March 31, 2015. This change was primarily attributed to approximately $704,000 related to the revaluation of the warrant liabilities, $30,000 of interest income and $154,000 in foreign exchange gains in 2016 offset by $38,000 of foreign exchange losses in 2015.

Liquidity and Capital Resources

Net cash used in operating activities was $7,440,576 during the three months ended March 31, 2016 compared to $1,988,478 used in operating activities during the three months ended March 31, 2015. Net cash flow used in operating activities was primarily attributed to the Company’s ongoing research activities to support Coversin, including manufacturing and clinical trial activities.

Net cash used by investing activities was $42,083 in the three month period ending March 31, 2016. This is cash used to purchase office equipment. In the three month period ending March 31, 2015, we had no investment activity. We anticipate that our investment activities will include income generated from our investment in interest bearing securities in the future.

In the three month periods ending March 31, 2016 and March 31, 2015, we had no financing activity.

As of March 31, 2016, we had $61,429,511 in cash and cash equivalents. In addition, as of March 31, 2016, we had accumulated losses in the total amount of approximately $59,781,997. Since inception, we have funded our operations primarily through the sale of equity securities and debt financing. We have not yet generated any revenues and we expect to continue to incur net losses and negative cash flows for the foreseeable future. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital. We believe our current cash and cash equivalents are sufficient to fund future operations through the end of 2017. This forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses over the next twelve months could vary materially and adversely as a result of a number of factors, including the risks and uncertainties set forth in Item 1A under the heading “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Research and Development, Patents and Licenses

Our research and development expenditures were approximately $1,500,000 and $1,555,000 in the three months ended March 31, 2016 and 2015, respectively. Most of such research and development expenditures were in the form of payments to third parties to carry out our manufacturing, pre-clinical and clinical research activities.

We incurred the following research and development expenses in the three months ended March 31, 2016 and 2015:

	Three Months ended March 31,
	(in $000’s)
	2016	2015
Direct Expenses:
Coversin	$675	$1,243
Clinical trials	85	-
Other	370	122
Total direct expenses	$1,130	$1,365
Indirect Expenses:
Staffing	168	93
Other indirect	202	97
Total indirect expenses	$370	$190
Total Research and Development	$1,500	$1,555

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

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to those set forth under the heading “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this Quarterly Report on Form 10-Q might not occur. Shareholders are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent forward-looking statements attributable to Akari or to any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)	Exhibits

31.1	Certification of principal executive officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the principal executive officer and the principal financial officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Akari Therapeutics PLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKARI THERAPEUTICS, PLC

Date: May 12, 2016	By:	/s/ Gur Roshwalb
Gur Roshwalb
Chief Executive Officer
(principal executive officer)

