Form 10-Q
period 2024-03-31
Akari Therapeutics Plc
filed 2024-05-15
CIK 1541157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares of Registrant’s Ordinary Shares outstanding as of May 10, 2024 was 15,847,391,523.

i

GENERAL INFORMATION

Unless otherwise stated or the context requires otherwise, references in this Quarterly Report on Form 10-Q ("Form 10-Q") to “Akari,” the “company,” the “Company,” “we,” “us,” “our” or similar designations refer to Akari Therapeutics, Plc and its subsidiaries, taken together. All trademarks, service marks, trade names and registered marks used in this report are trademarks, trade names or registered marks of their respective owners.

Statements made in this Quarterly Report on Form 10-Q concerning the contents of any agreement, contract or other document are summaries of such agreements, contracts or documents and are not complete description of all of their terms. If we filed any of these agreements, contracts or documents as exhibits to this Quarterly Report on Form 10-Q or to any previous filing with the Securities and Exchange Commission (“SEC”), you may read the document itself for a complete understanding of its terms.

ii

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the documents we incorporate by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, included or incorporated in this report regarding, among other things, our cash resources and projected cash runway, financial position, our strategy, strategic alternatives, future operations, clinical trials (including, without limitation, the anticipated timing enrollment, and results thereof), collaborations, intellectual property, future revenues, projected costs, fundraising and/or financing plans, prospects, developments relating to our competitors and our industry, the timing or likelihood of regulatory actions, filings and approvals for our current and future drug candidates, and the benefits related to the Merger Agreement (as defined below) and the plans and objectives of management are forward-looking statements. The words “believes,” “anticipates,” “estimates,” “plans,” “expects,” “intends,” “may,” “could,” “should,” “potential,” “likely,” “projects,” “intend,” “continue,” “will,” “schedule,” “would,” “aim,” “contemplate,” “estimate,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we will actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may be beyond our control, and which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance, or achievements expressed or implied by such forward-looking statements.

There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements. These important factors include those set forth under Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 (our “Form 10-K”) and Part II “Item 1A. Risk Factors” of this Form 10-Q and in our other disclosures and filings we have made with the SEC. These factors and the other cautionary statements made in this Form 10-Q and the documents we incorporate by reference should be read as being applicable to all related forward-looking statements whenever they appear in this Form 10-Q and the documents we incorporate by reference.

In addition, any forward-looking statements represent our estimates only as of the date that this Form 10-Q is filed with the SEC and should not be relied upon as representing our estimates as of any subsequent date. All forward-looking statements included in this Form 10-Q are made as of the date hereof and are expressly qualified in their entirety by this cautionary notice. We disclaim any intention or obligation to update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as may be required by law.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AKARI THERAPEUTICS, PLC

Condensed Consolidated Balance Sheets

(Unaudited, in U.S. dollars)

	March 31,	December 31,
(In thousands, except share and per share amounts)	2024	2023*
ASSETS
Current assets:
Cash	$1,310	$3,845
Prepaid expenses	1,230	299
Other current assets	232	197
Total current assets	2,772	4,341
Patent acquisition costs, net	—	14
Total assets	$2,772	$4,355

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,208	$1,671
Accrued expenses	1,530	1,566
Warrant liability	604	1,253
Other current liabilities	983	94
Total current liabilities	6,325	4,584

Commitments and contingencies (Note 9)

Shareholders’ deficit:
Share capital of $0.0001 par value
Authorized: 45,122,321,523 ordinary shares at March 31, 2024 and December 31, 2023, respectively; issued and outstanding: 15,973,121,298 and 13,234,315,298 at March 31, 2024 and December 31, 2023, respectively	1,598	1,324
Additional paid-in capital	176,443	174,754
Capital redemption reserve	52,194	52,194
Accumulated other comprehensive loss	(761)	(1,040)
Accumulated deficit	(233,027)	(227,461)
Total shareholders’ deficit	(3,553)	(229)
Total liabilities and shareholders' deficit	$2,772	$4,355

———————

* The condensed balance sheet at December 31, 2023 has been derived from the audited consolidated financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKARI THERAPEUTICS, PLC

Condensed Consolidated Statements of Operations

and Comprehensive (Loss) Income

(Unaudited, in U.S. dollars)

	Three Months Ended
	March 31,
(In thousands, except share and per share amounts)	2024	2023
Operating expenses:
Research and development	$2,279	$1,731
General and administrative	3,710	2,863
Loss from operations	(5,989)	(4,594)
Other income (expense):
Interest income	2	30
Change in fair value of warrant liability	649	5,587
Foreign currency exchange loss, net	(226)	(11)
Other expense, net	(2)	(11)
Total other income (expense), net	423	5,595
Net (loss) income	$(5,566)	$1,001

Net (loss) income per share –– basic and diluted	$(0.00)	$0.00
Weighted-average number of ordinary shares used in computing net (loss) income per share
— Basic	13,453,147,979	7,474,546,753
— Diluted	13,453,147,979	7,573,542,457

Comprehensive (loss) income:
Net (loss) income	$(5,566)	$1,001
Other comprehensive income, net of tax:
Foreign currency translation adjustment	279	2
Total other comprehensive income, net of tax	279	2
Total comprehensive (loss) income	$(5,287)	$1,003

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKARI THERAPEUTICS, PLC

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

(Unaudited, in U.S. dollars)

	Three Months Ended March 31, 2024

					Accumulated
			Additional	Capital	Other		Total
	Share Capital $0.0001 par value		Paid-in-	Redemption	Comprehensive	Accumulated	Shareholders'
(In thousands, except share amounts)	Shares	Amount	Capital	Reserve	Loss	Deficit	Deficit
Balance, December 31, 2023	13,234,315,298	$1,324	$174,754	$52,194	$(1,040)	$(227,461)	$(229)
Issuance of share capital related to financing, net of issuance costs	2,641,228,000	264	1,400	—	—	—	1,664
Vesting of restricted shares	97,578,000	10	(7)	—	—	—	3
Share-based compensation	—	—	296	—	—	—	296
Foreign currency translation	—	—	—	—	279	—	279
Net loss	—	—	—	—	—	(5,566)	(5,566)
Balance, March 31, 2024	15,973,121,298	$1,598	$176,443	$52,194	$(761)	$(233,027)	$(3,553)

	Three Months Ended March 31, 2023

					Accumulated
			Additional	Capital	Other		Total
	Share Capital $0.0001 par value		Paid-in-	Redemption	Comprehensive	Accumulated	Shareholders'
(In thousands, except share amounts)	Shares	Amount	Capital	Reserve	Loss	Deficit	Equity
Balance, December 31, 2022	7,444,917,123	$745	$167,076	$52,194	$(771)	$(217,453)	$1,791
Issuance of share capital related to financing, net of issuance costs	2,666,666,700	267	3,235	—	—	—	3,502
Share-based compensation	—	—	265	—	—	—	265
Foreign currency translation	—	—	—	—	2	—	2
Net income	—	—	—	—	—	1,001	1,001
Balance, March 31, 2023	10,111,583,823	$1,012	$170,576	$52,194	$(769)	$(216,452)	$6,561

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKARI THERAPEUTICS, PLC

Condensed Consolidated Statements of Cash Flows

(Unaudited, in U.S. dollars)

	Three Months Ended
	March 31,
(In thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(5,566)	$1,001
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	13	1
Share-based compensation	296	265
Change in fair value of warrant liability	(649)	(5,587)
Foreign currency exchange (gains) losses	264	3
Change in assets and liabilities:
Prepaid expenses and other current assets	138	(239)
Accounts payable and accrued expenses	1,460	(324)
Net cash used in operating activities	(4,044)	(4,880)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares, net of issuance costs	1,726	3,212
Proceeds from employee vesting of restricted shares	3	—
Payments on short-term financing arrangement	(215)	—
Net cash provided by financing activities	1,514	3,212

Effect of exchange rates on cash	(5)	—

Net decrease in cash and cash equivalents	(2,535)	(1,668)
Cash at beginning of period	3,845	13,250
Cash at end of period	$1,310	$11,582

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Financing costs in accrued expenses	$62	$150
Subscription receivable	$—	$440
Non-cash seller-financed purchases	$1,105	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKARI THERAPEUTICS, PLC

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

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

Agreement and Plan of Merger

As further described in Note 3, in March 2024, the Company entered into an Agreement and Plan of Merger with Peak Bio, Inc. (“Peak Bio”). However, the Company has prepared these condensed consolidated financial statements as if the Company will remain an independent company.

Liquidity and Financial Condition

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements—Going Concern, which requires management to assess the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued.

The Company has incurred substantial losses and negative cash flows since inception and had an accumulated deficit of $233.0 million as of March 31, 2024. The Company’s cash balance of $1.3 million as of March 31, 2024 is not sufficient to fund its operations for the one-year period after the date these condensed consolidated financial statements are issued. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Nasdaq Continued Listing Rules

On April 5, 2024, the Company received a letter (“Letter”) from the Listing Qualifications Staff (the “Staff”) of The Nasdaq Capital Market (“Nasdaq”) notifying the Company that the Company’s shareholders’ equity as reported in its Form 10-K is no longer in compliance with the minimum shareholders’ equity requirement for continued listing on Nasdaq under Nasdaq Listing Rule 5550(b)(1), which requires listed companies to maintain shareholders’ equity of at least $2.5 million (the “Shareholders’ Equity Requirement”). As reported on the Form 10-K, the Company’s shareholders’ deficit as of December 31, 2023 was approximately $0.2 million. The Letter has no immediate impact on the listing of the Company’s American Depositary Shares (“ADSs”) on Nasdaq. As of March 31, 2024, the Company had a shareholders' deficit of $3.6 million and therefore is still not in compliance with the Shareholders' Equity Requirement.

In accordance with the Nasdaq Listing Rules, the Company has 45 calendar days, or until May 20, 2024, to submit a plan to regain compliance with the Stockholders’ Equity Requirement (the “Compliance Plan”), which the Company plans to timely submit for the Staff’s consideration. If the Compliance Plan is accepted, the Staff may grant the Company an extension period of up to 180 calendar days from the date of the Letter, through October 2, 2024, to regain compliance with the Shareholders’ Equity Requirement.

There can be no assurance that the Staff will accept the Compliance Plan or, if accepted, that the Company will be able to evidence compliance with the Shareholders’ Equity Requirement during any extension period that the Staff may grant. If the Staff does not accept the Compliance Plan or if the Company is unable to regain compliance within any extension period granted by the Staff, the Staff would be required to issue a delisting determination. The Company would, at that time, be entitled to request a hearing before a Nasdaq Hearings Panel to present its Compliance Plan to regain compliance and to request a further extension period to regain compliance with the Shareholders’ Equity Requirement. The request for a hearing would stay any delisting action by the Staff.

If the Company continues to not be in compliance or it fails to meet any of the other Nasdaq continuing listing requirements, its ADSs may be subject to delisting and the Company may become subject to delisting proceedings. The Company is currently assessing its available options to regain compliance with the Shareholders' Equity Requirement.

Note 2. Summary of Significant Accounting Policies

Basis of presentation – The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the rules and regulations of the SEC and assumes that the Company will continue to operate as a going concern. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, including normal and recurring adjustments, which the Company considers necessary for the fair presentation of financial information. The results of operations and comprehensive loss for the three months ended March 31, 2024 are not necessarily indicative of expected results for the fiscal year ended December 31, 2024 or any other future period. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2023 and notes thereto included in its Form 10-K, as filed with the SEC on March 29, 2024.

Principles of consolidation – The condensed consolidated financial statements include the accounts of the Company, Celsus Therapeutics, Inc., a Delaware corporation, Volution Immuno Pharmaceuticals SA, a private Swiss company, and Akari Malta Limited, a private Maltese company, each wholly-owned subsidiaries. All intercompany transactions have been eliminated.

Foreign currency – The functional currency of the Company is U.S. dollars, as that is the currency of the primary economic environment in which the Company operates as well as the currency in which it has been financed.

The reporting currency of the Company is U.S. dollars. The financial statements of certain of the Company's foreign subsidiaries are measured using their local currency as the functional currency. The Company translates its non-U.S. operations’ assets and liabilities denominated in foreign currencies into U.S. dollars at current rates of exchange as of the balance sheet date and income and expense items at the average exchange rate for the reporting period. Translation adjustments resulting from exchange rate fluctuations are recorded as foreign currency translation adjustments, a component of accumulated other comprehensive loss. Gains or losses from foreign currency transactions are included in foreign currency exchange gains/(losses).

Use of estimates – The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, expenses and related disclosures. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the valuation of share-based awards, the valuation of warrant liabilities, research and development prepayments, accruals and related expenses, and the valuation allowance for deferred income taxes. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. Estimates are periodically reviewed considering changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.

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

The carrying values of the Company’s cash, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. The Company’s liability-classified warrants are recorded at their estimated fair value. See Note 4.

Cash – The Company considers all highly-liquid investments with original maturities of 90 days or less at the time of acquisition to be cash equivalents. The Company had no cash equivalents as of March 31, 2024 or December 31, 2023.

Prepaid expenses – Payments made prior to the receipt of goods or services are capitalized until the goods or services are received.

Other current assets – Other current assets as of March 31, 2024 and December 21, 2023 were principally comprised of Value Added Tax (“VAT”) receivables.

Patent acquisition costs – Patent acquisition costs and related capitalized legal fees are amortized on a straight-line basis over the shorter of the legal or economic life. The estimated useful life is 22 years. The Company expenses costs associated with maintaining and defending patents after their issuance in the period incurred. Amortization expense for each of the three months ended March 31, 2024 and 2023 was less than $0.1 million.

Accrued expenses – As part of the process of preparing the condensed consolidated financial statements, the Company estimates accrued expenses. This process involves identifying services that third parties have performed on the Company’s behalf and estimating the level of service performed and the associated cost incurred on these services as of each balance sheet date in the Company’s condensed consolidated financial statements. Examples of estimated accrued expenses include contract service fees in conjunction with pre-clinical and clinical trials, professional service fees and contingent liabilities. In connection with these service fees, the Company’s estimates are most affected by its understanding of the status and timing of services provided relative to the actual services incurred by the service providers. If the Company does not identify certain costs that have been incurred or it under or over-estimates the level of services or costs of such services, the Company’s reported expenses for a reporting period could be understated or overstated. The date on which certain services commence, the level of services performed on or before a given date, and the cost of services are often subject to the Company’s estimation and judgment. The Company makes these judgments based upon the facts and circumstances known to it in accordance with U.S. GAAP. See Note 5.

Warrant Liability – The Company accounts for ordinary share or ADS warrants as either equity instruments, liabilities or derivative liabilities in accordance with ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and/or ASC Topic 815, Derivatives and Hedging (“ASC 815”), depending on the specific terms of the warrant agreement. Liability-classified warrants are recorded at their estimated fair values at issuance are remeasured each reporting period until they are exercised, terminated, reclassified or otherwise settled. Changes in the estimated fair value of liability-classified warrants are recorded in "change in fair value of warrant liability" in the Company’s condensed consolidated statements of operations and comprehensive (loss) income. Equity-classified warrants are recorded within "additional paid-in capital" in the Company's condensed consolidated statements of shareholders' (deficit) equity at the time of issuance and not subject to remeasurement.

Other Current Liabilities – In February 2024, the Company entered into a short-term financing arrangement with a third-party vendor to finance insurance premiums. The aggregate amount financed under this agreement was $1.1 million bearing interest at an annual rate of 7.49%. As of March 31, 2024, the balance of $0.9 million, which is included in “Other current liabilities” in the Company’s balance sheets, is scheduled to be paid in monthly installments through November 2024.

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

The Company accounts for research and development tax credits at the time its realization becomes probable as a credit to research and development expenses in the condensed consolidated statements of operations and comprehensive (loss) income.

Share-based compensation expense – The Company measures all share-based awards granted to employees, directors and non-employees based on the estimated fair value on the date of grant and recognizes compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective awards. Forfeitures are accounted for as they occur. The Company classifies share-based compensation expense in its condensed consolidated statements of operations and comprehensive (loss) income in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

The fair value of each restricted ordinary share award is determined on the date of grant based on the fair value of the Company’s ordinary shares on that same date. The fair value of each share option grant is determined on the date of grant using the Black-Scholes option pricing model, which requires inputs based on certain assumptions, including the expected stock price volatility, the expected term of the award, the risk-free interest rate, and expected dividends (See Note 7). The Company estimates stock price volatility based on the Company’s historical stock price performance over a period of time that matches the expected term of the stock options. The expected term of the Company’s options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield is based on the fact that the Company has never paid cash dividends on ordinary shares and does not expect to pay any cash dividends in the foreseeable future.

Leases – The Company accounts for its leases in accordance with ASC 842, Leases. In accordance with ASC 842, the Company records a right-of-use (“ROU”) asset and corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. Leases with an initial term of twelve months or less are not recorded on the condensed consolidated balance sheet and are recognized on a straight-line basis over the lease term. As of March 31, 2024 and December 31, 2023, the Company did not have any leases with a term longer than twelve months. Accordingly, no ROU assets and corresponding lease liabilities are included in the Company’s condensed consolidated balance sheets as of March 31, 2024 or December 31, 2023.

Income taxes – In accordance with ASC 270, Interim Reporting, and ASC 740, Income Taxes, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. For the three months ended March 31, 2024 and 2023, the Company recorded no tax expense or benefit due to the expected current year loss and its historical losses. The Company has not recorded its net deferred tax asset as of either March 31, 2024 or December 31, 2023 because it maintained a full valuation allowance against all deferred tax assets as of these dates as management has determined that it is not more likely than not that the Company will realize these future tax benefits. As of March 31, 2024 and December 31, 2023, the Company had no uncertain tax positions.

Net (loss) income per share – Basic net (loss) income per ordinary share is computed by dividing net (loss) income available to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period, which includes ordinary shares underlying pre-funded warrants, as such warrant is exercisable, in whole or in part, for nominal cash consideration with no expiration date. Diluted net (loss) income per ordinary share is computed by dividing the diluted net (loss) income available to ordinary shareholders by the weighted average number of ordinary shares, including potential dilutive ordinary shares assuming the dilutive effect as determined using the treasury stock method.

For periods in which the Company has reported net losses, diluted net loss per ordinary share is the same as basic net loss per ordinary share, since dilutive ordinary shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss for the three months ended March 31, 2024 and net income for the three months ended March 31, 2023.

The following potential dilutive securities, presented based on amounts outstanding at the end of each reporting period, have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	Three Months Ended
	March 31,
	2024	2023
Stock options	626,737,400	513,673,885
Restricted stock units	288,376,925	21,475,400
Warrants	4,504,569,500	4,155,347,500
Total	5,419,683,825	4,690,496,785

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

Note 3. Agreement and Plan of Merger

Agreement and Plan of Merger

On March 4, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Peak Bio and Pegasus Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Akari (“Pegasus Merger Sub”), pursuant to which, upon the terms and subject to the conditions thereof, Pegasus Merger Sub will be merged with and into Peak Bio (the “Merger”), with Peak Bio surviving the Merger as a wholly-owned subsidiary of Akari.

Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, at the effective time of the Merger (the “Effective Time”), each issued and outstanding share of Peak Bio common stock, par value $0.0001 per share (the “Peak Common Stock”) (other than (x) shares of Peak Common Stock held by Peak Bio as treasury stock, or shares of Peak Common Stock owned by Akari, Pegasus Merger Sub or any direct or indirect wholly-owned subsidiaries of Akari and (y) Dissenting Shares (as defined in the Merger Agreement), will be converted into the right to receive the Company’s ADSs representing a number of Akari ordinary shares, par value $0.0001 per share (the “Akari Ordinary Shares”) equal to an exchange ratio calculated in accordance with the Merger Agreement (the “Exchange Ratio”), each such share duly and validly issued against the deposit of the requisite number of Akari Ordinary Shares in accordance with the Deposit Agreement (as defined in the Merger Agreement). The Exchange Ratio will be calculated such that the total number of shares of Akari ADSs to be issued as merger consideration for the Peak Common Stock will be expected to be, upon issuance, approximately 50% of the outstanding shares of Akari ADSs (provided, certain adjustments to this ratio will be made in respect of the net cash, as determined in accordance with the Merger Agreement, of each of Akari and Peak Bio at the close of business one business day prior to the anticipated consummation of the Merger). The Merger Agreement provides that, under certain circumstances, additional Akari ADSs may be issued to the holders of shares of Peak Common Stock following the consummation of the Merger equal to an exchange ratio calculated in accordance with the Merger Agreement (the “Additional Exchange Ratio”).

The board of directors of each of Akari and Peak has unanimously approved the Merger Agreement and the transactions contemplated thereby. Consummation of the Merger is subject to various conditions, including, among others, (i) approval of the Merger Agreement and Merger by Peak Bio stockholders, (ii) Akari’s shareholders authorizing Akari’s board of directors to allot all Akari ordinary shares to be issued in connection with the Merger (to be represented by Akari ADSs), (iii) the absence of any law or order prohibiting consummation of the Merger, (iv) Akari’s Registration Statement on Form S-4 (to be issued in connection with the Merger) having been declared effective, (v) the Akari ADSs issuable to Peak Bio stockholders having been authorized for listing on Nasdaq, (vi) accuracy of the other party’s representations and warranties (subject to certain materiality standards set forth in the Merger Agreement), (vii) compliance by the other party in all material respects with such other party’s obligations under the Merger Agreement; (viii) the absence of a material adverse effect on the other party, (ix) the other party’s net cash being greater than negative $13.5 million and (x) the PIPE Investment (as defined in the

Merger Agreement) shall have been consummated simultaneously with, and conditioned only upon, the occurrence of the closing, and shall result in net proceeds to Akari of at least $10 million.

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

Note 4. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s financial liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such values:

	March 31, 2024
(In thousands)	Total	Level 1	Level 2	Level 3
Liabilities
Warrant liability - Series A	$—	$—	$—	$—
Warrant liability - Series B	604	—	—	604
Total liabilities	$604	$—	$—	$604

	December 31, 2023
(In thousands)	Total	Level 1	Level 2	Level 3
Liabilities
Warrant liability - Series A	$15	$—	$—	$15
Warrant liability - Series B	1,238	—	—	1,238
Total liabilities	$1,253	$—	$—	$1,253

The Company’s Level 3 liabilities consist of the September 2022 Warrants (defined below), which were determined to be liability-classified instruments. There were no transfers between Level 1, Level 2, and Level 3 during the three months ended March 31, 2024 and 2023.

Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the activity in the warrant liability measured at fair value on a recurring basis using unobservable inputs (Level 3) during the three months ended March 31, 2024:

	Warrant Liability
(In thousands)	Series A	Series B	Total
Balance, December 31, 2023	$15	$1,238	$1,253
Change in the fair value of liability	(15)	(634)	(649)
Balance, March 31, 2024	$—	$604	$604

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

Below are the assumptions used for the fair value calculations of the Series A Warrants and Series B Warrants (each defined below), as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
	Series A	Series B	Series A	Series B
Stock (ADS) price	$1.87	$1.87	$3.12	$3.12
Exercise price	$17.00	$17.00	$17.00	$17.00
Expected term (in years)	0.4	5.4	0.7	5.7
Expected volatility	85.0%	95.0%	85.0%	95.0%
Risk-free interest rate	5.4%	4.2%	5.1%	3.9%
Expected dividend yield	—	—	—	—

Note 5. Accrued Expenses

Accrued expenses consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
($ in thousands)	2024	2023
Employee compensation and benefits	$418	$187
External research and development expenses	406	635
Professional and consulting fees	519	669
Other	187	75
Total accrued expenses	$1,530	$1,566

Note 6. Shareholders’ (Deficit) Equity

Ordinary Shares

On June 30, 2023, the Company’s shareholders approved an increase to the number of authorized ordinary shares, par value $0.0001 (the “Ordinary Shares”), the Company can issue by 35,000,000,000 ordinary shares in addition to the number of shares outstanding on June 30, 2023. Accordingly, as of March 31, 2024 and December 31, 2023, the Company was authorized to issue up to 45,122,321,523 ordinary shares.

Currently, each ADS represents 2,000 Ordinary Shares (the “ADS Ratio”). All ADS and per ADS amounts in the accompanying condensed consolidated financial statements reflect the ADS Ratio.

March 2024 Private Placement

In March 2024, the Company entered into a definitive purchase agreement with certain existing investors, pursuant to which the Company sold and issued in a private placement an aggregate of 1,320,614 ADSs at $1.48 per ADS, for aggregate gross proceeds of approximately $2.0 million (the “March 2024 Private Placement”). Net proceeds from the March 2024 Private Placement were approximately $1.7 million after deducting placement agent fees and other expenses.

At close of the March 2024 Private Placement, the Company issued to Paulson Investment Company, LLC (“Paulson”), as placement agent for the March 2024 Private Placement, warrants to purchase 132,061 ADSs at an exercise price of $1.85 per ADS (representing 125% of the purchase price per ADS sold in the March 2024 Private Placement) and a term expiring on March 27, 2029 (the “March 2024 Placement Agent Warrants”). The estimated fair value of the March 2024 Placement Agent Warrants on the issuance date was approximately $0.2 million.

The Company determined that the March 2024 Placement Agent Warrants met all of the criteria for equity classification. Accordingly, upon closing of the March 2024 Private Placement, each of the March 2024 Placement Agent Warrants were recorded as a component of additional paid-in capital.

December 2023 Private Placement

In December 2023, the Company entered into purchase agreements to sell, in a private placement, to existing investors, Dr. Ray Prudo, M.D., the Company’s Chairman, and Dr. Samir Patel, M.D., director, (the “December 2023 Private Placement”) an aggregate of 947,868 ADSs at $2.11 per ADS, for aggregate gross proceeds of approximately $2.0 million. Net proceeds from the December 2023 Private Placement were approximately $1.8 million after deducting placement agent fees and other expenses.

September 2023 Private Placement

In September 2023, the Company entered into purchase agreements to sell in a private placement to existing investors and directors, including Dr. Prudo and Ms. Rachelle Jacques, the Company’s then President and Chief Executive Officer (the “September 2023 Private Placement”) an aggregate of 551,816 ADSs at $3.30 per ADS, and pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 48,387 ADSs at a purchase price per Pre-Funded Warrant of $3.10, for aggregate gross proceeds of approximately $2.0 million. The Pre-Funded Warrants are exercisable at an exercise price of $0.20 per ADS and will not expire until exercised in full. The September 2023 Private Placement closed in October 2023 resulting in net proceeds of approximately $1.7 million after deducting placement agent fees and other expenses.

At close of the September 2023 Private Placement, the Company issued to Paulson, as placement agent for the September 2023 Private Placement, warrants to purchase 42,550 ADSs at an exercise price of $4.13 per ADS (representing 125% of the purchase price per ADS sold in the September 2023 Private Placement) and a term expiring on October 6, 2028 (the “October 2023 Placement Agent Warrants”). The estimated fair value of the October 2023 Placement Agent Warrants on the issuance date was approximately $0.1 million.

The Company determined that the Pre-Funded Warrants and October 2023 Placement Agent Warrants met all of the criteria for equity classification. Accordingly, upon closing of the September 2023 Private Placement, each of the Pre-Funded Warrants and October 2023 Placement Agent Warrants were recorded as a component of additional paid-in capital.

March 2023 Registered Direct Offering

On March 31, 2023, the Company entered into securities purchase agreements with certain accredited and institutional investors, including Dr. Prudo (the “March Registered Direct Offering”) providing for the issuance of an aggregate of 1,333,333 ADSs in a registered direct offering at $3.00 per ADS, resulting in gross proceeds of approximately $4.0 million. Net proceeds from the March Registered Direct Offering were approximately $3.5 million after deducting placement agent fees and expenses.

Warrants

In connection with various financing transactions, the Company has issued warrants to purchase the Company’s ordinary shares represented by ADSs. The Company accounts for such warrants as equity instruments or liabilities, depending on the specific terms of the warrant agreement. See Note 2 for further details on accounting policies related to the Company’s warrants.

The following table summarizes the Company’s outstanding warrants as of March 31, 2024 and December 31, 2023:

	Number of Warrant ADSs
	March 31,	December 31,	Weighted-Average
	2024	2023	Exercise Price	Expiration Date
Equity-classified Warrants
2019 Investor Warrants	59,211	59,211	$60.00	7/1/2024
2019 Placement Warrants	8,881	8,881	$57.00	6/28/2024
2020 Investor Warrants	139,882	139,882	$44.00	Feb-Mar 2025
2020 Placement Warrants	22,481	22,481	$51.00	Feb-Mar 2025
July 2021 Placement Agent Warrants	19,919	19,919	$46.40	7/7/2026
December 2021 Investor Warrants	107,775	107,775	$33.00	1/4/2027
December 2021 Placement Agent Warrants	8,622	8,622	$35.00	12/29/2026
March 2022 Investor Warrants	186,020	186,020	$28.00	3/10/2027
March 2022 Placement Agent Warrants	14,882	14,882	$30.00	3/10/2027
October 2023 Investor Prefunded Warrants	48,387	48,387	$0.20	—
October 2023 Placement Agent Warrants	42,550	42,550	$4.13	10/6/2028
March 2024 Placement Agent Warrants	132,061	—	$1.85	3/27/2029
	790,671	658,610
Liability-classified Warrants
September 2022 Series A Investor Warrants	755,000	755,000	$17.00	9/14/2024
September 2022 Series B Investor Warrants	755,000	755,000	$17.00	9/14/2029
	1,510,000	1,510,000
Total outstanding	2,300,671	2,168,610

The following table summarizes the Company’s warrants activity for the three months ended March 31, 2024:

	Number of	Weighted-Average
($ in thousands, except per share data)	Warrants	Exercise Price
Outstanding at December 31, 2023	2,168,610	$21.97
Issued	132,061	1.85
Exercised	—	—
Expired	—	—
Outstanding at March 31, 2024	2,300,671	$20.82

Capital Redemption Reserve

In December 2020, for the purposes of changing the nominal value of the Company's ordinary shares from £0.01 to $0.0001 the Company issued 3,847,331,913 deferred shares (the "Deferred Shares") of $0.01315. The Deferred Shares were created for technical reasons of company law and did not increase the aggregate value of share capital. Also in December 2020, the Deferred Shares were purchased by the Company in accordance with their terms of issue for aggregate consideration of $0.01 and immediately cancelled. The aggregate nominal value at cancellation was $50.6 million.

Amounts transferred from share capital on the redemption of the Deferred Shares of $50.6 million, along with the resulting foreign currency effect of the redenomination of Company ordinary shares of $1.6 million, are classified as "capital redemption reserve" within the Company's condensed consolidated balance sheets and condensed statements of shareholders' (deficit) equity.

Note 7. Share-Based Compensation

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

All outstanding ordinary shares under the 2014 Equity Incentive Plan (the “2014 Plan”) relating to stock options and restricted stock units may be issued under the 2023 Plan if such awards are forfeited, cancelled or expire unexercised. Accordingly, the total number of ordinary shares that may ultimately be issued under rights granted under the 2023 Plan, including up to 855,637,300 ordinary shares subject to grants under the 2014 Plan, shall not exceed 1,835,637,300 ordinary shares. In addition, if an award issued under the 2023 Plan is terminated or results in any shares not being issued, the unissued or reacquired shares shall again be available for issuance under the 2023 Plan. As of March 31, 2024, the Company had 247,798,825 ordinary shares underlying outstanding equity awards under the 2023 Plan and 790,319,200 ordinary shares were available for future issuance under the 2023 Plan.

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

2014 Equity Incentive Plan

Under the 2014 Plan the Company was authorized to grant stock options, restricted stock units and other awards, to employees, members of the board of directors and consultants. Upon effectiveness of the 2023 Plan no further awards were available to be issued under the 2014 Plan. As of March 31, 2024, the Company had 667,315,500 ordinary shares underlying outstanding equity awards under the 2014 Plan, consisting of stock options and restricted stock units.

Stock Options

The following is a summary of the Company’s stock option activity under the 2014 Plan and the 2023 Plan for the three months ended March 31, 2024:

($ in thousands, except share and per share data)	Stock Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	651,237,400	$0.01	8.5	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(24,500,000)	0.02
Outstanding at March 31, 2024 (1)	626,737,400	$0.01	8.4	$—
Exercisable at March 31, 2024	236,434,688	$0.01	7.9	$—

___________

(1)
Includes both vested stock options as well as unvested stock options for which the requisite service period has not been rendered but that are expected to vest based on achievement of a service condition.

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s ordinary shares for those options that had exercise prices lower than the fair value of the Company’s ordinary shares.

The weighted-average grant-date fair value per share of options granted during each of the three months ended March 31, 2024 and 2023 was less than $0.01.

Option Valuation

The weighted-average assumptions that the Company used to determine the fair value of share options granted were as follows, presented on a weighted average basis:

	2024	2023
Expected volatility	—	98.1%
Risk-free interest rate	—	4.1%
Expected dividend yield	—	—
Expected term (in years)	—	5.5

Restricted Stock Units

The 2014 Plan provided, and the 2023 Plan provides, for the award of restricted stock units (“RSUs”). RSUs are granted to employees that are subject to time-based vesting conditions that lapse between one year and four years from date of grant, assuming continued employment. Compensation cost for time-based RSUs, which vest only on continued service, is recognized on a straight-line basis over the requisite service period based on the grant date fair of the RSUs, which is derived from the closing price of the Company’s ADSs on the date of grant.

The following table summarizes the Company’s restricted stock activity for the three months ended March 31, 2024:

	Time-based Awards
($ in thousands, except per share data)	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested shares at December 31, 2023	385,954,925	$0.00
Granted	—	—
Forfeited	—	—
Vested	(97,578,000)	0.00
Nonvested shares at March 31, 2024	288,376,925	$0.00

The fair value of time-based RSUs that vested during the three months ended March 31, 2024 was approximately $0.2 million. No time-based RSUs vested during the three months ended March 31, 2023.

As of March 31, 2024, 125,729,775 ordinary shares underlying vested time-based RSUs, which have been included in the condensed consolidated statement of shareholders’ (deficit) equity, were pending issuance.

Share-Based Compensation Expense

The Company classifies share-based compensation expense in the statement of operations in the same manner in which the award recipients’ payroll costs are classified or in which the award recipients’ service payments are classified. Total share-based compensation expense attributable to share-based payments made to employees, consultants and directors included in operating expenses in the Company's condensed consolidated statements of operations and comprehensive (loss) income for the three months ended March 31, 2024 and 2023, was as follows:

	Three Months Ended
	March 31,
($ in thousands)	2024	2023
Research and development	$43	$31
General and administrative	253	234
Total share-based compensation expense	$296	$265

As of March 31, 2024, total unrecognized compensation cost related to unvested stock options and time-based RSUs was $1.5 million and $0.5 million, respectively, which is expected to be recognized over a weighted average period of 2.2 and 2.3 years, respectively.

Note 8. Related Party Transactions

The Doctors Laboratory

The Company leases office space for its U.K. headquarters in London from The Doctors Laboratory (“TDL”) and has incurred expenses of less than $0.1 million plus VAT during each of the three months ended March 31, 2024 and 2023, respectively. David Byrne, a former non-employee director of the Company, is the Chief Executive Officer of TDL and Dr. Prudo is the non-Executive Chairman of the Board of Directors of TDL.

The Company received certain laboratory testing services for its clinical trials provided by TDL, including certain administrative services, and incurred expenses of less than $0.1 million during each of the three months ended March 31, 2024 and 2023.

The Company recorded payable balances owed to TDL of less than $0.1 million as of March 31, 2024 and December 31, 2023.

Note 9. Commitments and Contingencies

Leases

The Company leases office space for its U.S headquarters on a month-to-month basis and is party to a short-term lease with TDL for its London offices, which expires in August 2024. The Company is not party to any material lease agreements.

For each of the three months ended March 31, 2024 and 2023, the Company incurred lease costs of less than $0.1 million.

Employee Benefit Plans

The Company adopted an employee benefit plan under Section 401(k) of the Internal Revenue Code for its U.S.-based employees. The plan allows employees to make contributions up to a specified percentage of their compensation. Under the plan, the Company matches 100% of employees’ contributions up to 5% of the annual eligible compensation contributed by each employee, subject to Internal Revenue Code limitations.

The Company also adopted a defined contribution pension scheme which allows for U.K. employees to make contributions and provides U.K. employees with a Company contribution of 10% of compensation, subject to U.K. law.

During each of the three months ended March 31, 2024 and 2023, the Company charged less than $0.1 million to operating expenses related to the Company's contributions to employee benefit plans.

Note 10. Subsequent Events

Restructuring and Reduction-in-Force

On May 1, 2024, the Company began to implement a reduction-in-force of approximately 67% of its total workforce as a result of the recently announced program prioritization under which the Company’s HSCT-TMA program was suspended. The reduction-in-force is part of an operational restructuring plan and includes the elimination of certain senior management positions. The purpose of the restructuring plan, including the reduction-in-force, is to reduce HSCT-TMA related operating costs, while supporting the execution of the Company’s long-term strategic plan.

The Company currently expects expenses related to the reduction-in-force, consisting primarily of cash severance and termination benefits and related costs, to be in the range of approximately $3.1 million to $3.2 million, which includes approximately $1.6 million of non-cash expenses related to vesting of equity awards. The Company expects these costs to be payable through the fourth quarter of 2024. These estimates are subject to a number of assumptions, and actual results may differ. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the operational restructuring plan, including the reduction-in-force.

May 2024 Convertible Notes

On May 10, 2024, the Company entered into convertible promissory notes with existing investors and directors, Dr. Prudo and Dr. Patel (the “May 2024 Notes”) for an aggregate of $1.0 million in gross proceeds. The May 2024 Notes bear interest at 15% per annum, which may be increased to 17% upon the occurrence of certain events of default as described therein, and the principal and all accrued but unpaid interest is due on the date that is the earlier of (a) ten (10) business days following the Company’s receipt of a U.K. research and development tax credit from HM Revenue and Customs, and (b) November 10, 2024. Provided, however, at any time or times from the date of the note and until the tenth business day prior to closing of the Merger, the note holders are entitled to convert any portion of the outstanding and unpaid amount, including principal and accrued interest, into Company ADSs at a fixed conversion price equal to $1.59, subject to certain restrictions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with:

•
our unaudited condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Form 10-Q; and
•
our audited consolidated financial statements and accompanying notes included in the Form 10-K, as well as the information contained under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K.

In addition to historical information, this discussion and analysis contains forward-looking statements that are subject to risks and uncertainties, including those discussed in the section titled “Risk Factors,” set forth in Item 1A of our Form 10-K and this Form 10-Q, that could cause actual results to differ materially from historical results or anticipated results.

Overview

We are a clinical-stage biotechnology company focused on developing advanced therapies for autoimmune and inflammatory diseases involving the C5 and LTB4 pathways. Each of these pathways has scientifically well-supported causative roles in the diseases we are targeting. We believe that blocking early mediators of inflammation will prevent initiation and continual amplification of the processes that cause certain diseases. Our activities since inception have consisted of performing research and development activities and raising capital.

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

Up until May 2024, we were conducting a clinical trial of subcutaneous nomacopan for the treatment of hematopoietic stem cell transplant-related thrombotic microangiopathy (“HSCT-TMA”) in pediatrics. Following completion of a portfolio prioritization review, we announced that our HSCT-TMA program will be suspended, as more fully described below. We are currently investigating long-acting PASylated-nomacopan (“PAS-nomacopan”) for treatment of Geographic Atrophy (“GA”) secondary to dry age-related macular degeneration (“dry AMD”) in preclinical studies and expect to hold a pre-investigational new drug application meeting in the third quarter of 2024.

Recent Developments

Pipeline Prioritization

On May 1, 2024, we announced the completion of a joint portfolio prioritization review pursuant to which the anticipated combined entity, following completion of the previously announced Merger (as defined below), will focus on Peak Bio’s antibody drug conjugate (“ADC”) platform technology and our PAS-nomacopan GA program. As a result, our HSCT-TMA program will be suspended, with enrollment in its currently active pediatric clinical study discontinued due to cost and timeline. Following closing of the Merger, we plan to work closely with the U.S. Food and Drug Administration to define the best path for this technology and consider the opportunity for partnership and licensing, specifically as it relates to the potential eligibility for a priority review voucher in connection with future marketing applications for nomacopan, including as a treatment for pediatric HSCT-TMA.

Restructuring and Reduction-in-Force

On May 1, 2024, we began to implement a reduction-in-force of approximately 67% of our total workforce, as a result of the recently announced program prioritization under which our HSCT-TMA program was suspended. The reduction-in-force is part of an operational restructuring plan and includes the elimination of certain senior management positions. The purpose of the restructuring plan, including the reduction-in-force, is to reduce HSCT-TMA related operating costs, while supporting the execution of our long-term strategic plan.

We currently expect expenses related to the reduction-in-force, consisting primarily of cash severance and termination benefits and related costs, to be in the range of approximately $3.1 million to $3.2 million, which includes approximately $1.6 million of non-cash expenses related to vesting of equity awards. We expect these costs to be payable through the fourth quarter of 2024. These estimates are subject to a number of assumptions, and actual results may differ. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the operational restructuring plan, including the reduction-in-force.

Merger Agreement

As previously disclosed in our Current Report on Form 8-K filed with the SEC on March 11, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Peak Bio, Inc. (“Peak Bio”) and Pegasus Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Akari (“Pegasus Merger Sub”), pursuant to which, upon the terms and subject to the conditions thereof, Pegasus Merger Sub will be merged with and into Peak Bio (the “Merger”), with Peak Bio surviving the Merger as a wholly-owned subsidiary of Akari.

For additional information on the Merger, refer to Note 3 to our notes to unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

Results of Operations

Three Months Ended March 31, 2024 and 2023

Overview

During the three months ended March 31, 2024, our loss from operations totaled $6.0 million, a 30% increase, compared to a loss from operations of $4.6 million for the three months ended March 31, 2023. General and administrative expenses comprise the majority of our total operating expenses, as shown in the table below:

	Three Months Ended
	March 31,		Change
($ in thousands)	2024	2023	$	%
Operating expenses:
Research and development	$2,279	$1,731	$548	32%
General and administrative	3,710	2,863	847	30%
Total operating expenses	5,989	4,594	1,395	30%
Loss from operations	$(5,989)	$(4,594)	$(1,395)	30%

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

During the three months ended March 31, 2024, total research and development expenses increased by approximately $0.5 million, or 32%, as compared to the three months ended March 31, 2023. The following sets forth research and development expenses for the three months ended March 31, 2024 and 2023 by category:

	Three Months Ended
	March 31,		Change
($ in thousands)	2024	2023	$	%
Clinical Trials:
HSCT-TMA clinical development (AK901)	$633	$190	$443	233%
Chemistry, manufacturing and control	711	279	432	155%
Other external development expenses	305	570	(265)	-46%
Personnel costs	630	692	(62)	-9%
Total research and development expenses	$2,279	$1,731	$548	32%

HSCT-TMA clinical development (AK901)

These expenses include external expenses that we have incurred in connection with the development of nomacopan for the treatment of pediatric HSCT-TMA and primarily consist of payments to CROs and other vendors. The $0.4 million, or 233%, increase in expenses incurred during the 2024 period, as compared to 2023, is primarily due to increases in patient enrollment and related clinical trial costs. In May 2024, following the completion of a pipeline prioritization review, we determined to suspend our HSCT-TMA program. Accordingly, we expect future HSCT-TMA costs to decrease reflecting the winddown and closeout of the clinical study.

Chemistry, manufacturing and control

These expenses include external expenses incurred related to the development and manufacturing of nomacopan for use in clinical trials and development of PAS-nomacopan. Such expenses primarily consist of payments to CMOs and other vendors for manufacturing of drug substances (including raw materials), drug product, supplies, and validation, quality assurance and manufacturing development activities. The $0.4 million, or 155%, increase in expenses incurred during the 2024 period, as compared to 2023, is primarily due to timing of manufacturing and development activities, including increased spending on the development of and preparation for manufacturing of PAS-nomacopan.

Other external development expenses

These expenses include external expenses, such as payments to contract vendors, which may be related to preclinical development activities and other unallocated expenses. The $0.3 million, or 46%, decrease in expenses incurred during the 2024 period, as compared to 2023, is primarily related to lower costs incurred related to preclinical studies and other development work investigating PAS-nomacopan for the treatment of GA.

Personnel costs

These expenses include compensation and related costs associated with employees, independent consultants and staffing firms. The less than $0.1 million, or 9% decrease during the 2024 period, as compared to 2023, is primarily due to lower costs incurred with independent consultants.

The extent of our future research and development expenditures will be determined based on future funding and closing of the Merger.

General and administrative expenses

During the three months ended March 31, 2024, total general and administrative costs increased by approximately $0.8 million, or 30%, as compared to the three months ended March 31, 2023, primarily due to increases in legal and professional fees of approximately $1.0 million (primarily related to the proposed Merger), partially offset by a net decrease in other expenses, including decreases in personnel costs (including directors and consultants) of approximately $0.2 million.

Interest income

During each of the three months ended March 31, 2024 and 2023, interest income was less than $0.1 million and not material. Amounts may fluctuate from period to period due to changes in average cash balances and prevailing interest rates.

Change in fair value of warrant liability

During the three months ended March 31, 2024 and 2023, we recorded a change in the fair value of warrant liability, representing a non-cash warrant revaluation gain of approximately $0.6 million and $5.6 million, respectively, related to our liability-classified September 2022 Warrants, as more fully described in Note 4 and Note 6 of the notes to the condensed consolidated financial statements appearing elsewhere in this Form 10-Q. Due to the nature of and inputs in the model used to assess the fair value of our outstanding September 2022 Warrants, it is not abnormal to experience significant fluctuations during each remeasurement period. These fluctuations may be due to a variety of factors, including changes in our stock price and changes in estimated stock price volatility over the remaining life of the warrants. Changes in the fair value of the warrant liability and resulting warrant revaluation gains for each of the three months ended March 31, 2024 and 2023 was driven primarily by the decrease in our stock price of approximately 40% and 62% during each of the reporting periods, respectively.

Foreign currency exchange loss, net

During the three months ended March 31, 2024 and 2023, we recorded a net foreign currency exchange loss of $0.2 million and less than $0.1 million, respectively. Exchange gains and losses can fluctuate significantly from period to period due to changes in exchange rates as well as the volume and timing of expenditures and related payments denominated in foreign currencies.

Other expense, net

During the three months ended March 31, 2024 and 2023, net other expense was less than $0.1 million and not material. Such expenses are not expected to be material to our future results of operations.

Net (Loss) Income Applicable to Ordinary Shareholders

As a result of the factors discussed above, net loss applicable to ordinary shareholders for the three months ended March 31, 2024 was $5.6 million, compared to net income applicable to ordinary shareholders for the three months ended March 31, 2023 of $1.0 million.

Financial Condition, Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have incurred substantial losses, and we have primarily funded our operations with proceeds from the sale of equity securities, including ordinary shares, warrants and pre-funded warrants. At March 31, 2024, we had $1.3 million in cash and an accumulated deficit of $233.0 million. To date, we have not generated any revenue.

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

Following the issuance of the May 2024 Notes, we currently do not have any firm commitments for future external funding. We will need to raise additional funds, and we may decide to raise additional funds even before we need such funds if the conditions for raising capital are favorable. Until we can generate significant recurring revenues, we expect to satisfy our future cash needs through debt or equity financings, credit facilities or by out-licensing applications of our product candidates. The sale of equity or convertible debt securities may result in dilution to our existing shareholders. The incurrence of indebtedness would result in increased fixed obligations and could also subject us to covenants that restrict our operations. We cannot be certain that additional funding, whether through grants, financings, credit facilities or out-licensing arrangements, will be available to us on acceptable terms, if at all. If sufficient funds are not available, we may be required to delay, reduce the scope of or eliminate research or development plans for, or commercialization efforts with respect to, one or more applications of our product candidates, or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain potential products that we might otherwise seek to develop or commercialize independently.

May 2024 Convertible Notes

As discussed in Note 10 to our notes to unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q, in May 2024, we entered into convertible promissory notes with existing investors and directors, Dr. Prudo and Dr. Patel for an aggregate of $1.0 million (the “May 2024 Notes”).

March 2024 Private Placement

As discussed in Note 6 to our notes to unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q, in March 2024, we entered into a definitive purchase agreement with certain existing investors, pursuant to which we sold and issued in a private placement an aggregate of 1,320,614 ADSs at $1.48 per ADS, for aggregate gross proceeds of approximately $2.0 million. Net proceeds from the March 2024 Private Placement were approximately $1.7 million after deducting placement agent fees and other expenses.

Funding Requirements

As of the date of this report, our existing cash, which includes $1.0 million in gross proceeds received from the May 2024 Notes, is sufficient to fund our operations to the end of May 2024. Our Board has approved that we raise additional capital, and, with anticipated insider support, we intend to close a financing which we expect will enable us to fund our operations through the anticipated closing of the Merger in the third quarter of 2024. Further, closing of the Merger is contingent on the PIPE Investment (as defined in the Merger Agreement) which shall have been consummated simultaneously with, and conditioned only upon, the occurrence of the closing, and shall result in net proceeds to us of at least $10 million. If we are unable to raise additional capital when needed, we will not be able to continue as a going concern. We do not currently have any products approved for sale and do not generate any revenue from product sales. We are currently seeking and expect to continue to seek additional funding through financings of equity and/or debt securities. We may also engage in strategic research and development collaborations, clinical funding arrangements, the sale or license of technology assets, and/or other strategic alternatives.

Financing may not be available to us when we need it, or on favorable or acceptable terms, or at all. We could be required to seek funds through means that may require us to relinquish rights to some of our technologies, drug candidates or drugs that we would otherwise pursue on our own. In addition, if we raise additional funds by issuing equity securities, our then existing shareholders may experience dilution. The terms of any financing may adversely affect the holdings or the rights of existing shareholders. An equity financing that involves existing shareholders may cause a concentration of ownership. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and are likely to include rights that are senior to the holders of our ordinary shares. Any additional debt or equity financing may contain terms which are not favorable to us or to our shareholders, such as liquidation and other preferences, or liens or other restrictions on our assets. As discussed in Note 9 to the consolidated financial statements included in the 2023 Form 10-K, additional equity financings may also result in cumulative changes in ownership over a three-year period in excess of 50% which would limit the amount of net operating loss and tax credit carryforwards that we may utilize in any one year.

If we are unable to raise additional capital when required, or on acceptable terms, we may be required to:

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

•
delay, or terminate the Merger, of which closing is contingent on the PIPE Investment (as defined in the Merger Agreement), altogether;
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
•
the cost, timing, and outcome of regulatory reviews; and
•
compliance with both Nasdaq continued listing requirements and Exchange Act requirements.

In addition, increases in expenses or delays in clinical development may adversely impact our cash position and require additional funds or cost reductions.

Based on our recurring losses from operations incurred since inception, our expectation of continuing operating losses for the foreseeable future, negative operating cash flows for the foreseeable future, and the need to raise additional capital to finance its future operations, we have concluded that there is substantial doubt regarding our ability to continue as a going concern within one year after the date that our condensed consolidated financial statements, included elsewhere in this Form 10-Q (such condensed consolidated financial statements, the “consolidated financial statements”) are issued. Because of these uncertainties, the accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As such, the accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded assets and liabilities that might be necessary if we are unable to continue as a going concern.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Three Months Ended
	March 31,
(In thousands)	2024	2023
Net cash (used in) provided by:
Net cash used in operating activities	$(4,044)	$(4,880)
Net cash provided by financing activities	1,514	3,212
Effect of exchange rates on cash	(5)	—
Net decrease in cash	$(2,535)	$(1,668)

Operating Activities. The net cash used in operating activities for the periods presented consists primarily of our net loss adjusted for non-cash charges and changes in components of working capital. The decrease in cash used in operating activities during the three months ended March 31, 2024, as compared to the 2023 period, was primarily due to deferrals of payables in order to preserve cash until additional capital is raised for working capital purposes.

Investment Activities. There were no investing activities during the three months ended March 31, 2024 and 2023.

Financing Activities. Net cash provided by financing activities primarily consisted of the following:

•
For the three months ended March 31, 2024, an aggregate of $1.7 million in net proceeds received from the March 2024 Private Placement, partially offset by $0.2 million in payments related to our short-term insurance premium financing arrangement; and
•
For the three months ended March 31, 2023, an aggregate of $3.2 million in net proceeds received from the March 2023 Registered Direct Offering.

Material Cash Requirements

During the three months ended March 31, 2024, there were no material changes outside the ordinary course of our business to our contractual obligations and cash requirements, as disclosed in our Form 10-K.

Critical Accounting Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. In doing so, we must make estimates and assumptions that affect our reported amounts of assets, liabilities and expenses, as well as related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates and judgments, including, but not limited to, those related to (i) share-based compensation, (ii) fair value of warrants classified as liabilities, (iii) research and development prepayments, accruals and related expenses, and (iv) the valuation allowance for deferred income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

There have been no material changes to our critical accounting policies and estimates since December 31, 2023. See ”Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” of our Form 10-K, for a discussion of significant estimates and assumptions made by our management as part of the preparation of this management's discussion and analysis of financial condition and results of operations and accompanying condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

a)
Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2024, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our principal executive officer and principal financial officer by others, particularly during the period in which this report was prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b)
Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various legal proceedings that arise in the ordinary course of our business. We are not currently a party to any material legal proceedings, and are not aware of any pending or threatened legal proceeding against us that we believe could have an adverse effect on our business, operating results or financial condition.

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties discussed within “Item 1A. Risk Factors” of our Form 10-K, together with all of the other information in this Form 10-Q, including the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and related notes, before deciding whether to purchase any of our ADSs.

Except as discussed below, there have been no material changes to the risk factors from those previously disclosed in our Form 10-K.

Our recent reduction in force undertaken to better align our workforce with the needs of our business and product pipeline prioritization may not achieve our intended outcome.

In May 2024, we implemented a reduction in force (the “RIF”) that affected approximately 67% of our workforce, as part of an operation restructuring plan, to reduce HSCT-TMA related operating costs given the Company's suspension of its HSCT-TMA program, while also supporting the execution of the Company’s long-term strategic plan. The RIF may result in unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond the intended number of employees, decreased morale among our remaining employees, and the risk that we may not achieve the anticipated benefits of the RIF. In addition, while we have key talent necessary to run our operations, we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. The RIF could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives due to insufficient personnel, or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. If we are unable to realize the anticipated benefits from the RIF, or if we experience significant adverse consequences from the RIF, our business, financial condition, and results of operations may be materially adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2024, we did not have any sales of unregistered securities, other than as previously disclosed in a Current Report on Form 8-K filed with the SEC on March 11, 2024.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None of our directors or “officers,” as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the fiscal quarter covered by this report.

May 2024 Convertible Notes

On May 10, 2024, the Company issued unsecured convertible promissory notes to Samir R. Patel, M.D., the Company’s interim President and Chief Executive Officer, and Ray Prudo, M.D., the Company’s Chairman of the Board, each in the amount of $500,000 (the “Notes”), to provide operating cash to the Company, as unanimously approved by the Company’s board of directors (the “Board”), including a majority of disinterested directors of the Board. The Notes bear interest at an annual rate of 15%, which may be increased to 17% upon the occurrence of certain events of default as described therein. The Notes are repayable in full upon the earlier of (i) ten business days after the Company receives payment in respect of a research and development tax credit from HM Revenue and Customs, and (ii) November 10, 2024. The Notes are prepayable by the Company at any time, without premium or other penalty. In addition, at the election of the holder, at any time but not later than ten (10) Business Days prior to the closing of the transactions contemplated by that certain Agreement and Plan of Merger, dated as of March 4, 2024, by and between the Company, Pegasus Merger Sub, Inc., and Peak Bio, Inc., all or any portion of each Note may be converted into American Depository Shares of the Company at a conversion price equal to $1.59 (which is not less than the “Minimum Price” as specified by Nasdaq Rule 5635(d) as of the execution date of the Notes).

The Notes contain customary events of default that would allow each of Drs. Patel and Prudo to declare the Notes that they hold immediately due and payable or, on the occurrence of certain specified customary defaults, the Notes will immediately and automatically become due and payable without and action or election by either of Drs. Patel and Prudo.

The issuance of the Notes was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

The description of the Notes is qualified in its entirety by reference to the Notes, which the Company intends to file with its Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

Item 6. Exhibits.

Exhibit Number	Description
2.1

Agreement and Plan of Merger, dated as of March 4, 2024, by and among Akari Therapeutics, Plc, Peak Bio, Inc. and Pegasus Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K, as filed with the SEC on March 5, 2024).

10.1†

Consulting Agreement between the Company and Wendy F. DiCicco dated January 15, 2024 (incorporated by reference to Exhibit 10.28 to Registrant's Annual Report on Form 10-K, as filed with the SEC on March 29, 2024.

10.2

Form of Voting and Support Agreement, dated as of March 4, 2024, by and among Akari, and certain stockholders of Peak Bio (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K, as filed with the SEC on March 5, 2024).

10.3

Form of Voting and Support Agreement, dated as of March 4, 2024, by and among Peak Bio and certain shareholders of Akari (incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K, as filed with the SEC on March 5, 2024).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH	lnline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.

† Indicates management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Akari Therapeutics, Plc

By:
Date: May 15, 2024		/s/ Samir R. Patel, M.D.
Samir R. Patel, M.D.
Interim President, Chief Executive Officer and Director

	By:	/s/ Wendy DiCicco
Date: May 15, 2024		Wendy DiCicco
Interim Chief Financial Officer