Form 10-Q
period 2024-06-30
Akari Therapeutics Plc
filed 2024-08-19
CIK 1541157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares of Registrant’s Ordinary Shares outstanding as of August 9, 2024 was 23,906,899,523.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AKARI THERAPEUTICS, PLC

Condensed Consolidated Balance Sheets

(Unaudited, in U.S. dollars)

	June 30,	December 31,
(In thousands, except share and per share amounts)	2024	2023*
ASSETS
Current assets:
Cash	$4,177	$3,845
Prepaid expenses	805	299
Other current assets	94	197
Total current assets	5,076	4,341
Patent acquisition costs, net	—	14
Total assets	$5,076	$4,355

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,686	$1,671
Accrued expenses	1,685	1,566
Convertible notes, related party	1,000	—
Warrant liability	755	1,253
Other current liabilities	653	94
Total current liabilities	8,779	4,584

Commitments and contingencies (Note 9)

Shareholders’ deficit:
Share capital of $0.0001 par value
Authorized: 45,122,321,523 ordinary shares at June 30, 2024 and December 31, 2023, respectively; issued and outstanding: 24,289,232,698 and 13,234,315,298 at June 30, 2024 and December 31, 2023, respectively	2,430	1,324
Additional paid-in capital	183,007	174,754
Capital redemption reserve	52,194	52,194
Accumulated other comprehensive loss	(749)	(1,040)
Accumulated deficit	(240,585)	(227,461)
Total shareholders’ deficit	(3,703)	(229)
Total liabilities and shareholders' deficit	$5,076	$4,355

———————

* The condensed balance sheet at December 31, 2023 has been derived from the audited consolidated financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKARI THERAPEUTICS, PLC

Condensed Consolidated Statements of Operations

and Comprehensive Loss

(Unaudited, in U.S. dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share and per share amounts)	2024	2023	2024	2023
Operating expenses:
Research and development	$3,314	$1,524	$5,593	$3,255
General and administrative	2,241	3,091	4,907	5,954
Merger-related costs	254	—	1,298	—
Restructuring and other costs	1,640	—	1,640	—
Loss from operations	(7,449)	(4,615)	(13,438)	(9,209)
Other income (expense):
Interest income	2	29	4	59
Interest expense	(51)	—	(51)	—
Change in fair value of warrant liability	(151)	560	498	6,147
Foreign currency exchange gain (loss), net	91	39	(135)	28
Other expense, net	—	(13)	(2)	(24)
Total other income (expense), net	(109)	615	314	6,210
Net loss	$(7,558)	$(4,000)	$(13,124)	$(2,999)

Net loss per share –– basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted-average number of ordinary shares used in computing net loss per share –– basic and diluted	18,836,478,977	10,115,005,727	16,144,813,478	8,787,337,361

Comprehensive loss:
Net loss	$(7,558)	$(4,000)	$(13,124)	$(2,999)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	12	(57)	291	(55)
Total other comprehensive income, net of tax	12	(57)	291	(55)
Total comprehensive loss	$(7,546)	$(4,057)	$(12,833)	$(3,054)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKARI THERAPEUTICS, PLC

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

(Unaudited, in U.S. dollars)

	Six Months Ended June 30, 2024

					Accumulated
			Additional	Capital	Other		Total
	Share Capital $0.0001 par value		Paid-in-	Redemption	Comprehensive	Accumulated	Shareholders'
(In thousands, except share amounts)	Shares	Amount	Capital	Reserve	Loss	Deficit	Deficit
Balance, December 31, 2023	13,234,315,298	$1,324	$174,754	$52,194	$(1,040)	$(227,461)	$(229)
Issuance of share capital related to financing, net of issuance costs	2,641,228,000	264	1,400	—	—	—	1,664
Vesting of restricted shares	97,578,000	10	(7)	—	—	—	3
Share-based compensation	—	—	296	—	—	—	296
Foreign currency translation	—	—	—	—	279	—	279
Net loss	—	—	—	—	—	(5,566)	(5,566)
Balance, March 31, 2024	15,973,121,298	$1,598	$176,443	$52,194	$(761)	$(233,027)	$(3,553)
Issuance of share capital related to financing, net of issuance costs	8,059,508,000	806	6,145	—	—	—	6,951
Issuance of share capital for services	91,396,000	9	(9)	—	—	—	—
Vesting of restricted shares	285,697,400	29	(29)	—	—	—	—
Shares withheld for payroll taxes	(120,490,000)	(12)	12	—	—	—	—
Share-based compensation	—	—	445	—	—	—	445
Foreign currency translation	—	—	—	—	12	—	12
Net loss	—	—	—	—	—	(7,558)	(7,558)
Balance, June 30, 2024	24,289,232,698	$2,430	$183,007	$52,194	$(749)	$(240,585)	$(3,703)

	Six Months Ended June 30, 2023

					Accumulated
			Additional	Capital	Other		Total
	Share Capital $0.0001 par value		Paid-in-	Redemption	Comprehensive	Accumulated	Shareholders'
(In thousands, except share amounts)	Shares	Amount	Capital	Reserve	Loss	Deficit	Equity
Balance, December 31, 2022	7,444,917,123	$745	$167,076	$52,194	$(771)	$(217,453)	$1,791
Issuance of share capital related to financing, net of issuance costs	2,666,666,700	267	3,235	—	—	—	3,502
Share-based compensation	—	—	265	—	—	—	265
Foreign currency translation	—	—	—	—	2	—	2
Net income	—	—	—	—	—	1,001	1,001
Balance, March 31, 2023	10,111,583,823	$1,012	$170,576	$52,194	$(769)	$(216,452)	$6,561
Vesting of restricted shares	10,737,700	1	—	—	—	—	1
Share-based compensation	—	—	276	—	—	—	276
Foreign currency translation	—	—	—	—	(57)	—	(57)
Net loss	—	—	—	—	—	(4,000)	(4,000)
Balance, June 30, 2023	10,122,321,523	$1,013	$170,852	$52,194	$(826)	$(220,452)	$2,781

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKARI THERAPEUTICS, PLC

Condensed Consolidated Statements of Cash Flows

(Unaudited, in U.S. dollars)

	Six Months Ended
	June 30,
(In thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,124)	$(2,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13	2
Share-based compensation	741	541
Change in fair value of warrant liability	(498)	(6,147)
Foreign currency exchange losses (gains)	280	(34)
Change in assets and liabilities:
Prepaid expenses and other current assets	702	(269)
Accounts payable and accrued expenses	2,948	(668)
Net cash used in operating activities	(8,938)	(9,574)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares, net of issuance costs	8,820	3,502
Proceeds from issuance of convertible notes	1,000	—
Proceeds from employee vesting of restricted shares	3	1
Payments on short-term financing arrangement	(546)	—
Net cash provided by financing activities	9,277	3,503

Effect of exchange rates on cash	(7)	2

Net increase (decrease) in cash	332	(6,069)
Cash at beginning of period	3,845	13,250
Cash at end of period	$4,177	$7,181

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Financing costs in accrued expenses	$205	$—
Non-cash seller-financed purchases	$1,105	$—
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFO:
Cash paid during the period for interest	$51	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKARI THERAPEUTICS, PLC

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Description of Business

Business Overview

Akari Therapeutics, Plc, (the “Company” or “Akari”) is incorporated in the United Kingdom. The Company is a biotechnology company focused on developing advanced therapies for autoimmune and inflammatory diseases involving the complement component 5 (“C5”) and leukotriene B4 (“LTB4”) pathways. The Company’s activities since inception have consisted of performing research and development activities and raising capital.

The Company is subject to a number of risks similar to those of preclinical stage companies, including dependence on key individuals, uncertainty of product development and generation of revenues, dependence on outside sources of capital, risks associated with preclinical trials of products, dependence on third-party collaborators for research and development operations, need for marketing authorization of products, risks associated with protection of intellectual property, and competition with larger, better-capitalized companies.

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

Agreement and Plan of Merger

As further described in Note 3, in March 2024, the Company entered into an Agreement and Plan of Merger with Peak Bio, Inc. (“Peak Bio”). However, the Merger has not yet closed. The Company expects to close the merger in the fourth quarter of 2024.

Liquidity and Financial Condition

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements—Going Concern, which requires management to assess the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued.

The Company has incurred substantial losses and negative cash flows since inception and had an accumulated deficit of $240.6 million as of June 30, 2024. The Company’s cash balance of $4.2 million as of June 30, 2024 is not sufficient to fund its operations for the one-year period after the date these condensed consolidated financial statements are issued. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Nasdaq Continued Listing Rules

On April 5, 2024, the Company received a letter (“Letter”) from the Listing Qualifications Staff (the “Staff”) of The Nasdaq Capital Market (“Nasdaq”) notifying the Company that the Company’s shareholders’ equity as reported in its Form 10-K is no longer in compliance with the minimum shareholders’ equity requirement for continued listing on Nasdaq under Nasdaq Listing Rule 5550(b)(1), which requires listed companies to maintain shareholders’ equity of at least $2.5 million (the “Shareholders’ Equity Requirement”). As reported on the Form 10-K, the Company’s shareholders’ deficit as of December 31, 2023 was approximately $0.2 million. The Letter has no immediate impact on the listing of the Company’s American Depositary Shares (“ADSs”) on Nasdaq. As of June 30, 2024, the Company had a shareholders' deficit of $3.7 million and therefore is still not in compliance with the Shareholders' Equity Requirement.

In accordance with the Nasdaq Listing Rules, on May 20, 2024, the Company submitted a plan to regain compliance with the Stockholders’ Equity Requirement (the “Compliance Plan”) for the Staff’s consideration. On August 5, 2024, the Company was notified by the Staff that it has been granted an extension until September 30, 2024 to comply with the Compliance Plan and evidence compliance with the Minimum Equity Requirement.

There can be no assurance that the Company will be able to evidence compliance with the Shareholders’ Equity Requirement during the extension period granted by the Staff. In the event the Company does not satisfy the terms of the Nasdaq Notice and evidence compliance with the Shareholders’ Equity Requirement, the Staff will provide written notification that the Company’s securities will be delisted. The Company would, at that time, be entitled to request a hearing before a Nasdaq Hearings Panel to present its Compliance Plan to regain compliance and to request a further extension period to regain compliance with the Shareholders’ Equity Requirement. The request for a hearing would stay any delisting action by the Staff.

Note 2. Summary of Significant Accounting Policies

Basis of presentation – The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the rules and regulations of the SEC and assumes that the Company will continue to operate as a going concern. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, including normal and recurring adjustments, which the Company considers necessary for the fair statement of financial information. The results of operations and comprehensive loss for the three and six months ended June 30, 2024 are not necessarily indicative of expected results for the fiscal year ended December 31, 2024 or any other future period. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2023 and notes thereto included in its Form 10-K, as filed with the SEC on March 29, 2024.

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

Cash – The Company considers all highly-liquid investments with original maturities of 90 days or less at the time of acquisition to be cash equivalents. The Company had no cash equivalents as of June 30, 2024 or December 31, 2023.

Prepaid expenses – Payments made prior to the receipt of goods or services are capitalized until the goods or services are received.

Other current assets – Other current assets as of June 30, 2024 and December 31, 2023 were principally comprised of Value Added Tax (“VAT”) receivables.

Patent acquisition costs – Patent acquisition costs and related capitalized legal fees are amortized on a straight-line basis over the shorter of the legal or economic life. The estimated useful life is 22 years. The Company expenses costs associated with maintaining and defending patents after their issuance in the period incurred. Amortization expense for each of the three and six months ended June 30, 2024 and 2023 was less than $0.1 million.

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

Convertible Notes – On May 10, 2024, the Company entered into unsecured convertible promissory notes (the “May 2024 Notes”) with existing investors: the Company’s Chairman, Dr. Ray Prudo, and Interim President and Chief Executive Officer and director of the Company, Dr. Samir Patel, for an aggregate of $1.0 million in gross proceeds. The May 2024 Notes bear interest at 15% per annum, which may be increased to 17% upon the occurrence of certain events of default as described therein, and the principal and all accrued but unpaid interest is due on the date that is the earlier of (a) ten (10) business days following the Company’s receipt of a U.K. research and development tax credit from HM Revenue and Customs, and (b) November 10, 2024. Provided, however, at any time or times from the date of the note and until the tenth business day prior to closing of the Merger, the note holders are entitled to convert any portion of the outstanding and unpaid amount, including principal and accrued interest, into Company ADSs at a fixed conversion price equal to $1.59, representing the Nasdaq official closing price of the Company’s ADSs on the issuance date, subject to certain restrictions.

The Company accounts for convertible promissory notes in accordance with ASC Topic 470-20, Debt with Conversion and Other Options (“ASC 470-20”) and has not elected the fair value option as provided for within ASC Topics 815 and 825. Accordingly, the Company evaluated the embedded conversion and other features within the May 2024 Notes to determine whether any of the embedded features should be bifurcated from the host instrument and accounted for as a derivative at fair value. Based on management’s evaluation, the Company determined that the May 2024 Notes were not issued at a substantial premium and none of the embedded features were required to be bifurcated and accounted for separately. Accordingly, the May 2024 Notes are accounted for as a single liability measured at its amortized cost. Issuance costs incurred in connection with the issuance of the May 2024 Notes were immaterial. Interest expense incurred on the May 2024 Notes was less than $0.1 million for the three and six months ended June 30, 2024. As of June 30, 2024, accrued interest on the May 2024 Notes of less than $0.1 million is included within “Accrued expenses” in the Company’s balance sheets.

Warrant Liability – The Company accounts for ordinary share or ADS warrants as either equity instruments, liabilities or derivative liabilities in accordance with ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and/or ASC Topic 815, Derivatives and Hedging (“ASC 815”), depending on the specific terms of the warrant agreement. Liability-classified warrants are recorded at their estimated fair values at issuance are remeasured each reporting period until they are exercised, terminated, reclassified or otherwise settled. Changes in the estimated fair value of liability-classified warrants are recorded in "change in fair value of warrant liability" in the Company’s condensed consolidated statements of operations and comprehensive loss. Equity-classified warrants are recorded within "additional paid-in capital" in the Company's condensed consolidated statements of shareholders' (deficit) equity at the time of issuance and not subject to remeasurement.

In connection with the sale of the ADSs in the September 2022 Registered Direct Offering, the Company issued to the investors registered Series A warrants (“Series A Warrants”) to purchase an aggregate of 755,000 ADSs at $17.00 per ADS and registered Series B warrants (“Series B Warrants”) to purchase an aggregate of 755,000 ADSs at $17.00 per ADS (collectively, the “September 2022 Warrants”).The Company determined that the September 2022 Warrants are not indexed to the Company’s own stock in the manner contemplated by ASC 815-40-15, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. Accordingly, the Company classifies the September 2022 Warrants as derivative liabilities in its consolidated balance sheets.

Other Current Liabilities – In February 2024, the Company entered into a short-term financing arrangement with a third-party vendor to finance insurance premiums. The aggregate amount financed under this agreement was $1.1 million bearing interest at an annual rate of 7.49%. As of June 30, 2024, the balance of $0.6 million, which is included in “Other current liabilities” in the Company’s balance sheets, is scheduled to be paid in monthly installments through November 2024.

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

The Company accounts for research and development tax credits at the time its realization becomes probable as a credit to research and development expenses in the condensed consolidated statements of operations and comprehensive loss.

Merger-Related Costs – Merger-related costs include direct expenses incurred in connection with the proposed Merger, as more fully described in Note 3, and are comprised primarily of legal and professional fees and other incremental costs directly associated to the Merger. For the three and six months ended June 30, 2024 merger-related costs totaled $0.3 million and $1.3 million, respectively.

Restructuring and Other Costs – In May 2024, the Company began to implement a reduction-in-force of approximately 67% of its total workforce as a result of the recently announced program prioritization under which the Company’s HSCT-TMA program was suspended. The reduction-in-force was part of an operational restructuring plan (the “May 2024 Plan”) which included the elimination of certain senior management positions and was substantially completed by June 30, 2024. The purpose of the restructuring plan, including the reduction-in-force, is to reduce HSCT-TMA related operating costs, while supporting the execution of the Company’s long-term strategic plan. During the three and six months ended June 30, 2024, the Company has incurred restructuring-related charges of $1.6 million related to the May 2024 Plan, including $1.3 million related to severance and other settlement payments to terminated executives and employees, and $0.3 million of non-cash expenses related to accelerated vesting of equity awards. The Company does not expect to incur additional restructuring-related expenses related to the May 2024 Plan.

As of June 30, 2024, of the $1.6 million total restructuring-related charges incurred, $0.5 million was unpaid and included in accrued expenses in the accompanying condensed consolidated balance sheet. See Note 5. The Company expects these costs to be payable through the fourth quarter of 2024.

Share-based compensation expense – The Company measures all share-based awards granted to employees, directors and non-employees based on the estimated fair value on the date of grant and recognizes compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective awards. Forfeitures are accounted for as they occur. The Company classifies share-based compensation expense in its condensed consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

The fair value of each restricted ordinary share award is determined on the date of grant based on the fair value of the Company’s ordinary shares on that same date. The fair value of each share option grant is determined on the date of grant using the Black-Scholes option pricing model, which requires inputs based on certain assumptions, including the expected stock price volatility, the expected term of the award, the risk-free interest rate, and expected dividends. See Note 7. The Company estimates stock price volatility based on the Company’s historical stock price performance over a period of time that matches the expected term of the stock options. The expected term of the Company’s options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield is based on the fact that the Company has never paid cash dividends on ordinary shares and does not expect to pay any cash dividends in the foreseeable future.

Leases – The Company accounts for its leases in accordance with ASC 842, Leases. In accordance with ASC 842, the Company records a right-of-use (“ROU”) asset and corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. Leases with an initial term of twelve months or less are not recorded on the condensed consolidated balance sheet and are recognized on a straight-line basis over the lease term. As of June 30, 2024 and December 31, 2023, the Company did not have any leases with a term longer than twelve months. Accordingly, no ROU assets and corresponding lease liabilities are included in the Company’s condensed consolidated balance sheets as of June 30, 2024 or December 31, 2023.

Income taxes – In accordance with ASC 270, Interim Reporting, and ASC 740, Income Taxes, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. For the three and six months ended June 30, 2024 and 2023, the Company recorded no tax expense or benefit due to the expected current year loss and its historical losses. The Company has not recorded its net deferred tax asset as of either June 30, 2024 or December 31, 2023 because it maintained a full valuation allowance against all deferred tax assets as of these dates as management has determined that it is not more likely than not that the Company will realize these future tax benefits. As of June 30, 2024 and December 31, 2023, the Company had no uncertain tax positions.

Net loss per share – Basic net loss per ordinary share is computed by dividing net loss available to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period, which includes ordinary shares underlying pre-funded warrants, as such warrant is exercisable, in whole or in part, for nominal cash consideration with no expiration date. Diluted net loss per ordinary share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options, unvested restricted stock units, and warrants, which would result in the issuance of incremental ordinary shares, unless their effect would be anti-dilutive. For each of the three and six months ended June 30, 2024 and 2023, diluted net loss per ordinary share is the same as basic net loss per ordinary share as the effects of the Company’s potentially dilutive securities were anti-dilutive.

The following potential dilutive securities, presented based on amounts outstanding at the end of each reporting period, have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	As of June 30,
	2024	2023
Stock options	351,934,688	680,112,400
Restricted stock units	251,823,915	418,580,700
Warrants	13,191,074,600	4,155,347,500
Convertible notes	1,257,860,000	—
Total	15,052,693,203	5,254,040,600

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

Either Akari or Peak Bio may terminate the Merger Agreement under certain circumstances, including if (i) the Merger is not completed by December 2, 2024, (ii) the other party's board of directors withdraws, modifies or qualifies its recommendation in favor of the transactions contemplated by the Merger Agreement or approves or recommends an alternative transaction or (iii) Akari’s or Peak Bio’s board of directors, as applicable, resolves to enter into a definitive agreement with respect to a superior proposal prior to obtaining approval of the Akari ADS issuance or Merger, as applicable, from Akari’s shareholders or Peak Bio’s stockholders, as applicable. The Merger Agreement also provides that under certain specified circumstances of termination described in the Merger Agreement, Akari or Peak Bio, as applicable, will be required to pay a termination fee equal to $300,000 and reimburse the other party for expenses related to the transaction up to $1.5 million.

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

Note 4. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s financial liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such values:

	June 30, 2024
(In thousands)	Total	Level 1	Level 2	Level 3
Liabilities
Warrant liability - Series A	$—	$—	$—	$—
Warrant liability - Series B	755	—	—	755
Total liabilities	$755	$—	$—	$755

	December 31, 2023
(In thousands)	Total	Level 1	Level 2	Level 3
Liabilities
Warrant liability - Series A	$15	$—	$—	$15
Warrant liability - Series B	1,238	—	—	1,238
Total liabilities	$1,253	$—	$—	$1,253

The Company’s Level 3 liabilities consist of the September 2022 Warrants, which were determined to be liability-classified instruments. There were no transfers between Level 1, Level 2, and Level 3 during the six months ended June 30, 2024 and 2023.

Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the activity in the warrant liability measured at fair value on a recurring basis using unobservable inputs (Level 3) during the six months ended June 30, 2024:

	Warrant Liability
(In thousands)	Series A	Series B	Total
Balance, December 31, 2023	$15	$1,238	$1,253
Change in the fair value of liability	(15)	(483)	(498)
Balance, June 30, 2024	$—	$755	$755

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

Below are the assumptions used for the fair value calculations of the Series A Warrants and Series B Warrants (each defined below), as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	Series A	Series B	Series A	Series B
Stock (ADS) price	$2.70	$2.70	$3.12	$3.12
Exercise price	$17.00	$17.00	$17.00	$17.00
Expected term (in years)	0.2	5.2	0.7	5.7
Expected volatility	135.0%	85.0%	85.0%	95.0%
Risk-free interest rate	5.5%	4.3%	5.1%	3.9%
Expected dividend yield	—	—	—	—

Note 5. Accrued Expenses

Accrued expenses consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
($ in thousands)	2024	2023
Employee compensation and benefits	$377	$187
External research and development expenses	446	635
Professional and consulting fees	363	669
Restructuring	458	—
Other	41	75
Total accrued expenses	$1,685	$1,566

Accrued restructuring expenses of $0.5 million as of June 30, 2024 relate to one-time termination benefits payable to former employees, including an executive, which are payable through the fourth quarter of 2024. See Note 2.

Note 6. Shareholders’ (Deficit) Equity

Ordinary Shares

On June 30, 2023, the Company’s shareholders approved an increase to the number of authorized ordinary shares, par value $0.0001 (the “Ordinary Shares”), the Company can issue by 35,000,000,000 ordinary shares in addition to the number of shares outstanding on June 30, 2023. Accordingly, as of June 30, 2024 and December 31, 2023, the Company was authorized to issue up to 45,122,321,523 ordinary shares.

Currently, each ADS represents 2,000 Ordinary Shares (the “ADS Ratio”). All ADS and per ADS amounts in the accompanying condensed consolidated financial statements reflect the ADS Ratio.

May 2024 Private Placement

In May 2024, the Company entered into a definitive purchase agreement with certain investors, Dr. Prudo and Dr. Patel, pursuant to which the Company sold and issued in a private placement an aggregate of 4,029,754 ADSs, and Series C Warrants (the “Series C Warrants”) to purchase up to 4,029,754 ADS, at a per unit price of $1.885 per ADS and Series C Warrant for aggregate gross proceeds of approximately $7.6 million (the “May 2024 Private Placement”). The Series C Warrants have 3-year terms ranging from May 31, 2027 to June 21, 2027 and have cashless exercise provisions in limited circumstances. The Series C Warrants (other than those issued to Dr. Prudo and Dr. Patel) have an exercise price of $1.76 per ADS. The Series C Warrants issued to Dr. Prudo and Dr. Patel have an exercise price of $1.79 per ADS. Net proceeds from the May 2024 Private Placement were approximately $7.0 million after deducting placement agent fees and other expenses.

At close of the May 2024 Private Placement, the Company issued to Paulson Investment Company, LLC (“Paulson”), as placement agent for the May 2024 Private Placement, warrants to purchase 332,380 ADSs at an exercise price of $1.885 per ADS and a term expiring on May 31, 2029 (the “May 2024 Placement Agent Warrants”). The estimated fair value of the May 2024 Placement Agent Warrants on the issuance date was approximately $0.4 million.

The Company determined that the Series C Warrants and May 2024 Placement Agent Warrants met all of the criteria for equity classification. Accordingly, upon closing of the May 2024 Private Placement, each of the Series C Warrants and May 2024 Placement Agent Warrants were recorded as a component of additional paid-in capital.

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

At close of the March 2024 Private Placement, the Company issued to Paulson, as placement agent for the March 2024 Private Placement, warrants to purchase 132,061 ADSs at an exercise price of $1.85 per ADS (representing 125% of the purchase price per ADS sold in the March 2024 Private Placement) and a term expiring on March 27, 2029 (the “March 2024 Placement Agent Warrants”). The estimated fair value of the March 2024 Placement Agent Warrants on the issuance date was approximately $0.2 million.

The Company determined that the March 2024 Placement Agent Warrants met all of the criteria for equity classification. Accordingly, upon closing of the March 2024 Private Placement, each of the March 2024 Placement Agent Warrants were recorded as a component of additional paid-in capital.

December 2023 Private Placement

In December 2023, the Company entered into purchase agreements to sell, in a private placement, to existing investors, Dr. Ray Prudo and Dr. Patel, (the “December 2023 Private Placement”) an aggregate of 947,868 ADSs at $2.11 per ADS, for aggregate gross proceeds of approximately $2.0 million. Net proceeds from the December 2023 Private Placement were approximately $1.8 million after deducting placement agent fees and other expenses.

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

The following table summarizes the Company’s outstanding warrants as of June 30, 2024 and December 31, 2023:

	Number of Warrant ADSs
	June 30,	December 31,	Weighted-Average
	2024	2023	Exercise Price	Expiration Date
Equity-classified Warrants
2019 Investor Warrants	59,211	59,211	$60.00	7/1/2024
2019 Placement Warrants	-	8,881	$57.00	6/28/2024
2020 Investor Warrants	139,882	139,882	$44.00	Feb-Mar 2025
2020 Placement Warrants	22,481	22,481	$51.00	Feb-Mar 2025
July 2021 Placement Agent Warrants	19,919	19,919	$46.40	7/7/2026
December 2021 Investor Warrants	107,775	107,775	$33.00	1/4/2027
December 2021 Placement Agent Warrants	8,622	8,622	$35.00	12/29/2026
March 2022 Investor Warrants	186,020	186,020	$28.00	3/10/2027
March 2022 Placement Agent Warrants	14,882	14,882	$30.00	3/10/2027
October 2023 Investor Prefunded Warrants	48,387	48,387	$0.20	—
October 2023 Placement Agent Warrants	42,550	42,550	$4.13	10/6/2028
March 2024 Placement Agent Warrants	132,061	—	$1.85	3/27/2029
May 2024 Investor Warrants	4,029,754	—	$1.77	May-Jun 2027
May 2024 Placement Agent Warrants	322,380	—	$1.89	5/31/2029
	5,133,924	658,610
Liability-classified Warrants
September 2022 Series A Investor Warrants	755,000	755,000	$17.00	9/14/2024
September 2022 Series B Investor Warrants	755,000	755,000	$17.00	9/14/2029
	1,510,000	1,510,000
Total outstanding	6,643,924	2,168,610

The following table summarizes the Company’s warrants activity for the six months ended June 30, 2024:

	Number of	Weighted-Average
($ in thousands, except per share data)	Warrants	Exercise Price
Outstanding at December 31, 2023	2,168,610	$21.97
Issued	4,484,195	1.78
Exercised	—	—
Expired	(8,881)	57.00
Outstanding at June 30, 2024	6,643,924	$8.30

Capital Redemption Reserve

In December 2020, for the purpose of changing the nominal value of the Company's ordinary shares from £0.01 to $0.0001 the Company issued 3,847,331,913 deferred shares (the "Deferred Shares") of $0.01315. The Deferred Shares were created for technical reasons of company law and did not increase the aggregate value of share capital. Also in December 2020, the Deferred Shares were purchased by the Company in accordance with their terms of issue for aggregate consideration of $0.01 and immediately cancelled. The aggregate nominal value at cancellation was $50.6 million.

Amounts transferred from share capital on the redemption of the Deferred Shares of $50.6 million, along with the resulting foreign currency effect of the redenomination of Company ordinary shares of $1.6 million, are classified as "capital redemption reserve" within the Company's condensed consolidated balance sheets and condensed statements of shareholders' (deficit) equity.

Note 7. Share-Based Compensation

2023 Equity Incentive Plan

On June 30, 2023, the Company’s shareholders approved the 2023 Equity Incentive Plan (the “2023 Plan”), which provides for the grant of stock options, both incentive stock options and nonqualified stock options, stock, with and without vesting restrictions, restricted stock units (“RSUs”) and stock appreciation rights, to be granted to employees, directors and consultants. The Company is permitted to issue up to 980,000,000 ordinary shares under the 2023 Plan, plus such additional number of ordinary shares (up to 855,637,300 ordinary shares) subject to awards granted under the 2014 Equity Incentive Plan (the “2014 Plan”), to the extent such awards are forfeited, cancelled, or expire unexercised.

As of June 30, 2024, the Company had 318,823,915 ordinary shares underlying outstanding equity awards under the 2023 Plan, consisting of stock options and RSUs, and 724,581,522 ordinary shares remained available for future grants under the 2023 Plan.

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

2014 Equity Incentive Plan

Under the 2014 Plan the Company was authorized to grant stock options, RSUs and other awards, to employees, members of the board of directors and consultants. Upon effectiveness of the 2023 Plan no further awards were available to be issued under the 2014 Plan. As of June 30, 2024, the Company had 284,934,688 ordinary shares underlying outstanding equity awards under the 2014 Plan, consisting of stock options.

Stock Options

The following is a summary of the Company’s stock option activity under the 2014 Plan and the 2023 Plan for the six months ended June 30, 2024:

($ in thousands, except share and per share data)	Stock Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	651,237,400	$0.01	8.5	$—
Granted	25,000,000	—
Exercised	—	—
Forfeited	(299,802,712)	0.01
Expired	(24,500,000)	0.02
Outstanding at June 30, 2024 (1)	351,934,688	$0.01	4.6	$—
Exercisable at June 30, 2024	263,101,355	$0.01	3.2	$—

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

The weighted-average grant-date fair value per share of options granted during each of the six months ended June 30, 2024 and 2023 was less than $0.01.

Option Valuation

The weighted-average assumptions that the Company used to determine the fair value of share options granted were as follows, presented on a weighted average basis:

	2024	2023
Expected volatility	98.0%	99.3%
Risk-free interest rate	4.3%	3.8%
Expected dividend yield	—	—
Expected term (in years)	5.5	6.0

Restricted Stock Units

The 2014 Plan provided, and the 2023 Plan provides, for the award of RSUs. RSUs are granted to employees that are subject to time-based vesting conditions that lapse between one year and four years from date of grant, assuming continued employment. Compensation cost for time-based RSUs, which vest only on continued service, is recognized on a straight-line basis over the requisite service period based on the grant date fair of the RSUs, which is derived from the closing price of the Company’s ADSs on the date of grant.

The following table summarizes the Company’s RSU activity for the six months ended June 30, 2024:

	Time-based Awards
($ in thousands, except per share data)	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested shares at December 31, 2023	385,954,925	$0.00
Granted	731,393,807	0.00
Forfeited	(482,249,417)	0.00
Vested	(383,275,400)	0.00
Nonvested shares at June 30, 2024	251,823,915	$0.00

The fair value of time-based RSUs that vested during the six months ended June 30, 2024 and 2023 was approximately $0.5 million and $0.1 million, respectively.

As of June 30, 2024, 290,937,175 ordinary shares underlying vested time-based RSUs, which have been included in the condensed consolidated statement of shareholders’ (deficit) equity, were pending issuance.

Share-Based Compensation Expense

The Company classifies share-based compensation expense in the statement of operations in the same manner in which the award recipients’ payroll costs are classified or in which the award recipients’ service payments are classified. Total share-based compensation expense attributable to share-based payments made to employees, consultants and directors included in operating expenses in the Company's condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2024 and 2023, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2024	2023	2024	2023
Research and development	$13	$32	$56	$63
General and administrative	147	244	400	478
Restructuring and other costs	285	—	285	—
Total share-based compensation expense	$445	$276	$741	$541

During the three and six months ended June 30, 2024, 276,000,000 ordinary shares underlying unvested time-based RSUs held by a former executive upon termination of employment were accelerated, resulting in additional stock-based compensation expense of $0.3 million.

As of June 30, 2024, total unrecognized compensation cost related to unvested stock options and time-based RSUs was $0.2 million and $0.2 million, respectively. The Company expects total unrecognized compensation costs related to unvested stock options and RSUs to be recognized over a weighted average period of 1.8 and 1.7 years, respectively.

Note 8. Related Party Transactions

The Doctors Laboratory

The Company leases office space for its U.K. headquarters in London from The Doctors Laboratory (“TDL”) and has incurred expenses of less than $0.1 million plus VAT during each of the three and six months ended June 30, 2024 and 2023. David Byrne, a former non-employee director of the Company, is the Chief Executive Officer of TDL and Dr. Prudo is the non-Executive Chairman of the Board of Directors of TDL.

The Company received certain laboratory testing services for its clinical trials provided by TDL, including certain administrative services, and incurred expenses of less than $0.1 million during each of the three and six months ended June 30, 2024 and 2023.

The Company recorded payable balances owed to TDL of less than $0.1 million as of June 30, 2024 and December 31, 2023.

Interim CEO Agreement

On May 31, 2024, the Company and Dr. Patel entered into an Interim Chief Executive Officer Agreement, effective as of May 1, 2024 (the “Interim CEO Agreement”). Pursuant to the Interim CEO Agreement, Dr. Patel serves as the Company’s Interim President and Chief Executive Officer as an independent contractor on an at-will basis. The Interim CEO Agreement can be terminated by the Company immediately for any reason. As the sole compensation for services provided under the Interim CEO Agreement, Dr. Patel is paid $50,000 per month in the form of fully vested ordinary shares.

During the three and six months ended June 30, 2024, the Company granted 91,396,000 fully vested ordinary shares to Dr. Patel and recognized approximately $0.1 million in compensation costs pursuant to the Interim CEO Agreement. As of June 30, 2024, the 91,396,000 ordinary shares granted to Dr. Patel, which have been included in the condensed consolidated statement of shareholders’ (deficit) equity, were pending issuance.

Note 9. Commitments and Contingencies

Leases

The Company is currently party to a short-term lease for its U.S headquarters, which currently expires in November 2024, and a short-term lease with TDL for its London offices, which currently expires in July 2025. The Company is not party to any material lease agreements.

For each of the three months ended June 30, 2024 and 2023, the Company incurred lease costs of less than $0.1 million. For the six months ended June 30, 2024 and 2023, the Company incurred leases costs of approximately $0.2 million and $0.1 million, respectively.

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

During each of the three and six months ended June 30, 2024 and 2023, the Company charged less than $0.1 million to operating expenses related to the Company's contributions to employee benefit plans.

Note 10. Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure or retroactive adjustment to information reported at the balance sheet date.

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

Overview

We are a biotechnology company focused on developing advanced therapies for autoimmune and inflammatory diseases involving the C5 and LTB4 pathways. Each of these pathways has scientifically well-supported causative roles in the diseases we are targeting. We believe that blocking early mediators of inflammation will prevent initiation and continual amplification of the processes that cause certain diseases. Our activities since inception have consisted of performing research and development activities and raising capital.

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

Up until May 2024, we were conducting a clinical trial of subcutaneous nomacopan for the treatment of hematopoietic stem cell transplant-related thrombotic microangiopathy (“HSCT-TMA”) in pediatrics. Following completion of a portfolio prioritization review, we announced that our HSCT-TMA program will be suspended, as more fully described below. We are currently investigating long-acting PASylated-nomacopan (“PAS-nomacopan”) for treatment of Geographic Atrophy (“GA”) secondary to dry age-related macular degeneration (“dry AMD”) in preclinical studies and expect to file an Investigational New Drug (“IND”) application in 2025.

Recent Developments

Pipeline Prioritization

In May 2024, we announced the completion of a joint portfolio prioritization review pursuant to which the anticipated combined entity, following completion of the previously announced Merger (as defined below), will focus on Peak Bio’s antibody drug conjugate (“ADC”) platform technology and our PAS-nomacopan GA program. As a result, our HSCT-TMA program was suspended, with enrollment in its pediatric clinical study discontinued due to cost and timeline. Following closing of the Merger, we plan to work closely with the U.S. Food and Drug Administration to define the best path for this technology and consider the opportunity for partnership and licensing, specifically as it relates to the potential eligibility for a priority review voucher in connection with future marketing applications for nomacopan, including as a treatment for pediatric HSCT-TMA.

Restructuring and Reduction-in-Force

In May 2024, we began to implement a reduction-in-force (the “RIF”) of approximately 67% of our total workforce, as a result of the recently announced program prioritization under which our HSCT-TMA program was suspended. The RIF is part of an operational restructuring plan and includes the elimination of certain senior management positions and was substantially completed by the end of the second quarter. The purpose of the restructuring plan, including the reduction-in-force, is to reduce HSCT-TMA related operating costs, while supporting the execution of our long-term strategic plan. For additional information, refer to the below discussion under the heading “Restructuring and Other Costs” and Note 2 to the notes to unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

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

The merger is expected to close in the fourth quarter of 2024, subject to certain conditions, including, among others, (i) approval of the Merger Agreement and Merger by Peak Bio stockholders, (ii) our shareholders authorizing our board of directors to allot ordinary shares to be issued in connection with the Merger (to be represented by ADSs), (iii) our Registration Statement on Form S-4 having been declared effective, (iv) the ADSs issuable to Peak Bio stockholders having been authorized for listing on the Nasdaq Stock Market, and (v) private placement financings shall have been consummated simultaneously with, and conditioned only upon, the occurrence of the closing, and shall result in net proceeds to us of at least $10 million.

For additional information on the Merger, refer to Note 3 to the notes to unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

Results of Operations

Three and Six Months Ended June 30, 2024 and 2023

Overview

During the three months ended June 30, 2024, our loss from operations totaled $7.4 million, a 61% increase, compared to a loss from operations of $4.6 million for the three months ended June 30, 2023. During the six months ended June 30, 2024, our loss from operations totaled $13.4 million, a 46% increase, compared to a loss from operations of $9.2 million for the six months ended June 30, 2023. Our total operating expenses are set forth by category in the table below:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
($ in thousands)	2024	2023	$ Change	2024	2023	$ Change
Operating expenses:
Research and development	$3,314	$1,524	$1,790	$5,593	$3,255	$2,338
General and administrative	2,241	3,091	(850)	4,907	5,954	(1,047)
Merger-related costs	254	—	254	1,298	—	1,298
Restructuring and other costs	1,640	—	1,640	1,640	—	1,640
Total operating expenses	$7,449	$4,615	$2,834	13,438	9,209	4,229
Loss from operations	$(7,449)	$(4,615)	$(2,834)	$(13,438)	$(9,209)	$(4,229)

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

During the three months ended June 30, 2024, total research and development expenses increased by approximately $1.8 million, or 117%, as compared to the three months ended June 30, 2023. During the six months ended June 30, 2024, total research and development expenses increased by approximately $2.3 million, or 72%, as compared to the six months ended June 30, 2023. The following sets forth research and development expenses for the three and six months ended June 30, 2024 and 2023 by category:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
($ in thousands)	2024	2023	$ Change	2024	2023	$ Change
Clinical Trials:
HSCT-TMA clinical development (AK901)	$450	$534	$(84)	$1,083	$724	$359
BP clinical development (AK802)	—	(1,063)	1,063	—	(1,063)	1,063
Chemistry, manufacturing and control	2,231	565	1,666	2,942	844	2,098
Other external development expenses	290	495	(205)	595	1,065	(470)
Personnel costs	343	993	(650)	973	1,685	(712)
Total research and development expenses	$3,314	$1,524	$1,790	$5,593	$3,255	$2,338

HSCT-TMA clinical development (AK901)

These expenses include external expenses that we have incurred in connection with the development of nomacopan for the treatment of pediatric HSCT-TMA and primarily consist of payments to CROs and other vendors. Expenses incurred during the three months ended June 30, 2024 were consistent with the three months ended June 30, 2023. The $0.1 million, or 16%, decrease in expenses incurred during the three months ended June 30, 2024, as compared to 2023, is primarily due to suspension of our HSCT-TMA program in May 2024, as further described below. The $0.4 million, or 50%, increase in expenses incurred during the six months ended June 30, 2024, as compared to 2023, is primarily due to increases in patient enrollment and related clinical trial costs incurred during the first quarter of 2024, prior to suspension of the program. In May 2024, following the completion of a pipeline prioritization review, we determined to suspend our HSCT-TMA program. Accordingly, we expect future HSCT-TMA costs to decrease reflecting the winddown and closeout of the clinical trial.

BP clinical development (AK802)

These expenses include external expenses that we incurred in connection with the development of nomacopan for the treatment of bullous pemphigoid (“BP”) and primarily consist of payments to CROs and other vendors. In 2022 we discontinued our BP clinical program and in connection with the final reconciliation of clinical trial close-out costs, we recorded a $1.1 million credit in 2023 and do not expect to incur material additional costs related to this program.

Chemistry, manufacturing and control

These expenses include external expenses incurred related to the development and manufacturing of nomacopan for use in clinical trials and preclinical development of PAS-nomacopan. Such expenses primarily consist of payments to CMOs and other vendors for manufacturing of drug substances (including raw materials), drug product, supplies, and validation, quality assurance and manufacturing development activities. The $1.7 million, or 295%, increase in expenses incurred during the three months ended June 30, 2024 and $2.1 million, or 249%, increase in expenses incurred during the six months ended June 30, 2024, each as compared to the corresponding periods in 2023, is primarily due to the timing of manufacturing and development activities, including increased spending on the development of and preparation for manufacturing of PAS-nomacopan, as well as completion of PAS-nomacopan good manufacturing practice (“GMP”) drug substance manufacturing during the second quarter of 2024.

Other external development expenses

These expenses include external expenses, such as payments to contract vendors, which may be related to preclinical development activities and other unallocated expenses. The $0.2 million, or 41%, decrease in expenses incurred during the three months ended June 30, 2024 and $0.5 million, or 44%, decrease in expenses incurred during the six months ended June 30, 2024, each as compared to the corresponding periods in 2023, is primarily related to lower costs incurred related to preclinical studies and other development work investigating PAS-nomacopan for the treatment of GA.

Personnel costs

These expenses include compensation and related costs associated with employees, independent consultants and staffing firms. The $0.7 million, or 65%, decrease in expenses incurred during the three months ended June 30, 2024 and $0.7 million, or 42%, decrease in expenses incurred during the six months ended June 30, 2024, each as compared to the corresponding periods in 2023, is primarily due to the impact of the RIF which was announced in May 2024, along with lower costs incurred with independent consultants. Separation benefits paid to impacted employees are classified separately under “Restructuring and other costs” as discussed below.

The extent of our future research and development expenditures will be determined based on future funding and closing of the Merger.

General and administrative expenses

During the three months ended June 30, 2024, total general and administrative costs decreased by approximately $0.9 million, or 27% , as compared to the three months ended June 30, 2023. During the six months ended June 30, 2024, total general and administrative costs decreased by approximately $1.0 million, or 18%, as compared to the six months ended June 30, 2023. The decreases during both periods were primarily due to decreases in personnel costs resulting from the impact of the RIF which was announced in May 2024, along with lower costs incurred with consultants. Separation benefits paid to impacted employees are classified separately under “Restructuring and other costs” as discussed below.

Merger-related Costs

Merger-related costs consist of direct expenses incurred in connection with the proposed Merger and are comprised primarily of legal and professional fees.

Merger-related costs for the three and six months ended June 30, 2024 were $0.3 million and $1.3 million, respectively. No such costs were incurred during the corresponding 2023 periods.

Restructuring and Other Costs

Restructuring costs consist primarily of severance and related benefit costs related to workforce reductions incurred in connection with the RIF, which the Company began to implement in May 2024.

Restructuring and other costs for each of the three and six months ended June 30, 2024 were $1.6 million, including $0.3 million of non-cash share-based compensation expense. No such costs were incurred during the corresponding 2023 periods.

Interest income

Interest income consists primarily of interest income received on deposits.

During the three and six months ended June 30, 2024 and 2023, interest income was less than $0.1 million. Interest income may fluctuate from period to period due to changes in average cash balances and prevailing interest rates.

Interest expense

Interest expense primarily consists of interest incurred on the May 2024 Notes and in connection with the financing of director and officer insurance premiums.

During the three and six months ended June 30, 2024, interest expense was less than $0.1 million. Interest expense may fluctuate from period to period due to changes in average interest-bearing loans and related interest rates. No interest expense was recognized during the three and six months ended June 30, 2023.

Change in fair value of warrant liability

Change in fair value of warrant liability represents non-cash warrant revaluation gains or losses related to the remeasurement of our liability-classified September 2022 Warrants, as more fully described in Note 2 and Note 4 of the notes to the condensed consolidated financial statements appearing elsewhere in this Form 10-Q. Due to the nature of and inputs in the model used to assess the fair value of our outstanding September 2022 Warrants, it is not abnormal to experience significant fluctuations during each remeasurement period. These fluctuations may be due to a variety of factors, including changes in our stock price and changes in estimated stock price volatility over the remaining life of the warrants.

During the three months ended June 30, 2024, we recorded a change in the fair value of warrant liability, representing a non-cash warrant revaluation loss of approximately $0.2 million, as compared to a non-cash warrant revaluation gain of approximately $0.6 million for the three months ended June 30, 2023. Changes in the fair value of the warrant liability and resulting warrant revaluation loss for the three months ended June 30, 2024 was driven primarily by the increase in our stock price during the reporting period. Changes in the fair value of the warrant liability and resulting warrant revaluation gain for the three months ended June 30, 2023 was driven primarily by the decrease in expected volatility assumptions.

During the six months ended June 30, 2024 and 2023, we recorded a change in the fair value of warrant liability, representing a non-cash warrant revaluation gain, of approximately $0.5 million and $6.1 million, respectively. Changes in the fair value of the warrant liability and resulting warrant revaluation gains for the six months ended June 30, 2024 and 2023 was driven primarily by the decrease in our stock price during the reporting periods.

Foreign currency exchange gain (loss), net

During the three months ended June 30, 2024, we recorded a net foreign currency exchange gain of $0.1 million, as compared to a net foreign currency exchange loss for the three months ended June 30, 2023. During each of the six months ended June 30, 2024 and 2023, we recorded a net foreign currency exchange gain of less than $0.1 million. Exchange gains and losses can fluctuate significantly from period to period due to changes in exchange rates as well as the volume and timing of expenditures and related payments denominated in foreign currencies.

Other expense, net

During each of the three and six months ended June 30, 2024 and 2023, net other expense was less than $0.1 million and not material. Such expenses are not expected to be material to our future results of operations.

Net Loss Applicable to Ordinary Shareholders

As a result of the factors discussed above, net loss applicable to ordinary shareholders for the three months ended June 30, 2024 and 2023 was $7.6 million and $4.0 million, respectively. Net loss applicable to ordinary shareholders for the six months ended June 30, 2024 and 2023 was $13.1 million and $3.0 million, respectively.

Financial Condition, Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have incurred substantial losses, and we have primarily funded our operations with proceeds from the sale of equity securities, including ordinary shares, warrants and pre-funded warrants, and convertible notes. At June 30, 2024, we had $4.2 million in cash and an accumulated deficit of $240.6 million. To date, we have not generated any revenue.

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
•
the costs associated with the completion of the Merger and integration activities related thereto;
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

May 2024 Private Placement

As discussed in Note 6 to our notes to unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q, in May 2024, we entered into a purchase agreement with certain investors, pursuant to which we sold and issued in a private placement an aggregate of 4,029,754 ADSs, and warrants to purchase up to 4,029,754 ADS, at a per unit (each unit consists of one ADS and one warrant) purchase price of $1.885, for aggregate gross proceeds of approximately $7.6 million. Net proceeds from the May 2024 Private Placement were approximately $7.0 million after deducting placement agent fees and other expenses.

May 2024 Convertible Notes

As discussed in Note 2 to our notes to unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q, in May 2024, we entered into convertible promissory notes with existing investors and directors, Dr. Prudo and Dr. Patel, for an aggregate of $1.0 million (the “May 2024 Notes”).

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

Funding Requirements

As of the date of this report, we expect our existing cash to be sufficient to fund our operations into the fourth quarter of 2024. Further, closing of the Merger is contingent on the PIPE Investment (as defined in the Merger Agreement) which shall have been consummated simultaneously with, and conditioned only upon, the occurrence of the closing, and shall result in net proceeds to us of at least $10 million. If we are unable to raise additional capital when needed, we will not be able to continue as a going concern. We do not currently have any products approved for sale and do not generate any revenue from product sales. We are currently seeking and expect to continue to seek additional funding through financings of equity and/or debt securities. We may also engage in strategic research and development collaborations, clinical funding arrangements, the sale or license of technology assets, and/or other strategic alternatives.

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

Based on our recurring losses from operations incurred since inception, our expectation of continuing operating losses for the foreseeable future, negative operating cash flows for the foreseeable future, and the need to raise additional capital to finance its future operations, we have concluded that there is substantial doubt regarding our ability to continue as a going concern within one year after the date that our condensed consolidated financial statements, included elsewhere in this Form 10-Q (such condensed consolidated financial statements, the “consolidated financial statements”) are issued. The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As such, the accompanying condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded assets and liabilities that might be necessary if we are unable to continue as a going concern.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Six Months Ended
	June 30,
(In thousands)	2024	2023
Net cash (used in) provided by:
Net cash used in operating activities	$(8,938)	$(9,574)
Net cash provided by financing activities	9,277	3,503
Effect of exchange rates on cash	(7)	2
Net increase (decrease) in cash	$332	$(6,069)

Operating Activities. The net cash used in operating activities for the periods presented consists primarily of our net loss adjusted for non-cash charges and changes in components of working capital. The decrease in cash used in operating activities during the six months ended June 30, 2024, as compared to the 2023 period, was primarily due to the net impact of deferrals of payables in order to preserve cash until additional capital is raised for working capital purposes, partially offset by an increase in operating expenses.

Investment Activities. There were no investing activities during the six months ended June 30, 2024 and 2023.

Financing Activities. Net cash provided by financing activities primarily consisted of the following:

•
For the six months ended June 30, 2024, an aggregate of $9.3 million in net proceeds received from debt and equity financings, including (i) $1.7 million in net proceeds from the March 2024 Private Placement, (ii) $1.0 million in net proceeds from the issuance of the May 2024 Notes, and (iii) $7.1 million in net proceeds from the May 2024 Private Placement, partially offset by $0.5 million in payments related to our short-term insurance premium financing arrangement; and
•
For the six months ended June 30, 2023, an aggregate of $3.5 million in net proceeds received from the March 2023 Registered Direct Offering.

Material Cash Requirements

During the six months ended June 30, 2024, there were no material changes outside the ordinary course of our business to our contractual obligations and cash requirements, as disclosed in our Form 10-K.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

a)
Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2024, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our principal executive officer and principal financial officer by others, particularly during the period in which this report was prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b)
Changes in Internal Control over Financial Reporting.

During the fiscal quarter ended June 30, 2024, the Company implemented a new general ledger and accounting system to support its accounting activities and enhance business information. As a result, the Company revised certain processes and procedures related to the recording of financial transactions. The Company completed testing of the implemented system prior to its launch, continues to monitor impacted financial and business processes and believes that an effective control environment has been maintained post-implementation.

There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Risk Factors Summary

Our business is subject to a number of risks and uncertainties, including those risks discussed at length below. These risks include, among others, the following principal risk factors that make an investment in our company speculative or risky. You are encouraged to carefully review our full discussion of the material risk factors relevant to an investment in our business, which follows the brief bulleted list of our principal risk factors set forth below:

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
•
There is no guarantee that our merger with Peak Bio will increase shareholder value or that Peak Bio will be successfully integrated into our operations or achieve its desired benefits.
•
Recent adjustments to our operating plans, including our pipeline prioritization and reduction-in-force may not be successful.
•
We will require additional capital to fund our operations, and if we are unable to obtain such capital, we will be unable to successfully develop and commercialize any product candidates.
•
Our business depends on the success of PAS-nomacopan, which is still under development. If we are unable to obtain marketing authorization for or successfully commercialize PAS-nomacopan, our business could be materially harmed.
•
If we encounter difficulties enrolling patients in our future clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
•
If clinical trials or marketing authorization processes for PAS-nomacopan or any future product candidates are prolonged, delayed or suspended, we may be unable to commercialize PAS-nomacopan or any future product candidates on a timely basis.
•
The efficacy of PAS-nomacopan or any future product candidates may not be known until advanced stages of testing, after we have incurred significant product development costs which may not be recoverable.
•
Results of earlier preclinical studies or clinical trials may not be predictive of advancement to the next phase of development.
•
Long-term animal toxicity and long-term human safety studies of PAS-nomacopan could demonstrate that the administration of PAS-nomacopan results in serious adverse events.
•
Chronic dosing of patients with PAS-nomacopan could lead to an immune response that causes adverse reactions or impairs the activity of the drug.

•
Because PAS-nomacopan has not yet received marketing authorization, it is difficult to predict the time and cost of development and our ability to successfully complete clinical development and obtain the necessary marketing authorizations for commercialization.
•
We have obtained orphan drug designation for nomacopan in the United States for the use in bullous pemphigoid (“BP”), paroxysmal nocturnal hemoglobinuria (“PNH”), Guillain-Barré syndrome (“GBS”), hematopoietic stem cell transplantation-associated thrombotic microangiopathy (“HSCT-TMA”) and in the EU for GBS, PNH and BP but we may be unable to maintain the benefits associated with orphan drug designation or obtain orphan drug exclusivity upon potential approval of nomacopan in one or more of these orphan indications.
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
•
Even if we obtain FDA approval of PAS-nomacopan or any other future product candidates, we or our partners may never obtain approval or commercialize our product candidates outside of the United States and, conversely, even if we obtain marketing authorization of PAS-nomacopan or any other future product candidates in the EU, we or our partners may never obtain approval or commercialize our product candidates outside the EU.
•
If we or our partners market products in a manner that violates fraud and abuse and other healthcare laws, or if we or they violate government price reporting laws, we or our partners may be subject to administrative civil and/or criminal penalties.
•
Our success depends in part on our ability to protect our intellectual property and our proprietary technologies.
•
We currently have no marketing, sales or distribution infrastructure with respect to PAS-nomacopan or other product candidates we may pursue following the Merger. If we are unable to develop our sales, marketing and distribution capability on our own or through collaborations with partners, we may not be successful in commercializing any approved drugs.
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

We do not expect to generate revenue or profitability that is necessary to finance our operations in the short term. We incurred net losses of $10.0 million and $17.7 million for the years ended December 31, 2023 and 2022, respectively, and $13.1 million and $3.0 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we have not yet generated revenues and had an accumulated deficit of $240.6 million. Losses have principally resulted from costs incurred for manufacturing, preclinical studies and clinical trial activities and general and administrative expenses. We have funded our operations primarily through the private placement and public offering of equity securities.

To date, we have not commercialized any products or generated any revenues from the sale of products, and absent the realization of sufficient revenues from product sales, we may never attain profitability in the future. We expect to incur significant losses for the foreseeable future as we continue to conduct research and development, clinical testing, regulatory compliance activities and, if PAS-nomacopan, other product candidates we may pursue following the Merger, or other future product candidates receive marketing authorization, sales and marketing activities.

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

The report of our U.S. independent registered public accounting firm on our consolidated financial statements for the period ended December 31, 2023, includes an explanatory paragraph raising substantial doubt about our ability to continue as a going concern as a result of our recurring losses from operations and net capital deficiency. Our future is dependent upon our ability to obtain financing in the future. This opinion could materially limit our ability to raise funds. As of the date of this report, we expect our existing cash to be sufficient to fund our operations into the fourth quarter of 2024. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result, we may have to liquidate our business and investors may lose their investment in our ADSs.

If the conditions to closing are not met, we may not be able to consummate our planned merger with Peak Bio.

In March 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Peak Bio, Inc. (“Peak Bio”) and Pegasus Merger Sub, Inc. (“Merger Sub”), pursuant to which, upon the terms and subject to the conditions thereof, Merger Sub will be merged with and into Peak Bio (the “Merger”), with Peak Bio surviving the Merger as our wholly-owned subsidiary. Consummation of the Merger is subject to various conditions, including, among others, (i) approval of the Merger Agreement and Merger by Peak Bio stockholders, (ii) Akari’s shareholders authorizing Akari’s board of directors to allot all Akari ordinary shares to be issued in connection with the Merger (to be represented by Akari ADSs), (iii) the absence of any law or order prohibiting consummation of the Merger, (iv) Akari’s Registration Statement on Form S-4 having been declared effective, (v) the Akari ADSs issuable to Peak Bio stockholders having been authorized for listing on the Nasdaq Stock Market, and (vi) private placement financings shall have been consummated simultaneously with, and conditioned only upon, the occurrence of the closing, and shall result in net proceeds to Akari of at least $10 million. We cannot guarantee that all of the closing conditions to the Merger will be satisfied or waived. If the closing conditions are not satisfied or waived, the Merger may not occur, or may be delayed and such delay may cause us to lose some or all of the intended benefits of the Merger.

There is no guarantee that our merger with Peak Bio will increase shareholder value or that Peak Bio will be successfully integrated into our operations or achieve its desired benefits.

The process of integrating our operations with Peak Bio could encounter unexpected costs and delays, which include:

•
failure to implement our business plans for the combined businesses;
•
unexpected losses of key employees, manufacturers or suppliers;
•
diversion of management’s attention from other business concerns;
•
adverse effects on our or Peak Bio’s existing business relationships;
•
unanticipated expenses and liabilities.

If we are unable to timely and effectively integrate our operations with Peak Bio, the anticipated cost savings, growth opportunities and other synergies of the Merger may not be realized fully or at all, or may take longer to realize than expected, which would adversely affect our business. Further, even if the integration is timely and effective, we cannot guarantee our integration efforts as a result of the Merger and the related transactions will not impair shareholder value or otherwise adversely affect our results of operation and business prospects.

Recent adjustments to our operating plans, including our pipeline prioritization and reduction-in-force may not be successful.

In connection with the Merger, in May 2024, we announced the completion of a joint pipeline prioritization review pursuant to which the anticipated combined entity, following completion of the Merger, will focus on Peak Bio’s antibody drug conjugate (“ADC”) platform technology and our PASylated-nomacopan (“PAS-nomacopan”) for treatment of geographic atrophy (“GA”) secondary to dry age-related macular degeneration (“dry AMD”). As a result, our HSCT-TMA program was suspended, with enrollment in our pediatric clinical study discontinued due to cost and timeline. Following closing of the Merger, we plan to work closely with the U.S. Food and Drug Administration (“FDA”) to define the best path for this technology and consider the opportunity for partnership and licensing, specifically as it relates to the potential eligibility for a priority review voucher in connection with future marketing applications for nomacopan, including as a treatment for pediatric HSCT-TMA.

Following the announcement of our pipeline prioritization, we implemented a reduction-in-force (“RIF”) of approximately 67% of our total workforce, including members of senior management, as part of an operational restructuring plan to reduce HSCT-TMA related operating costs, while also supporting the execution of our long-term strategic plan. The RIF may result in unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond the intended number of employees, decreased morale among our remaining employees, and the risk that we may not achieve the anticipated benefits of the RIF. In addition, while we have key talent necessary to run our operations, we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. The RIF could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives due to insufficient personnel, or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. If we are unable to realize the anticipated benefits from the RIF, or if we experience significant adverse consequences from the RIF, our business, financial condition, and results of operations may be materially adversely affected.

We will require additional capital to fund our operations, and if we are unable to obtain such capital, we will be unable to successfully develop and commercialize any product candidates.

As of June 30, 2024, we had cash of approximately $4.2 million. We believe we do not have sufficient funds to fund our operations for the next twelve months as of the filing of this Quarterly Report on Form 10-Q. We will require additional capital in order to develop and commercialize our current product candidates or any product candidates that we acquire, if any. There is no assurance that additional funds will be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available on a timely basis, we may be required to terminate or delay development for one or more of our product candidates, which raises substantial doubt about our ability to continue as a going concern. The report from our U.S. independent registered public accounting firm for our consolidated financial statements for the year ended December 31, 2023 included an emphasis of matter paragraph expressing substantial doubt about our ability to continue as a going concern. The inclusion of this going concern emphasis of matter paragraph could materially limit our ability to raise additional funds through the issuance of equity or debt securities or otherwise.

The amount and timing of any expenditure needed will depend on numerous factors, some of which are outside our control, including:

•
the type, number, scope, progress, expansion costs, results of and timing of our preclinical studies and clinical trials of PAS-nomacopan in GA, or any other indications or other product candidates which we are pursuing or may choose to pursue in the future as a result of the Merger;
•
the costs associated with completion of the Merger and integration of Peak Bio’s business;
•
the costs of obtaining, maintaining and enforcing our patents and other intellectual property rights;
•
the costs and timing of obtaining or maintaining manufacturing for PAS-nomacopan for GA, or any other product candidates we may pursue following the Merger, including commercial manufacturing if any product candidate is approved;
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

If we are unable to obtain funding on a timely basis, we will be delayed or unable to complete ongoing and future preclinical studies and future clinical trials for PAS-nomacopan or other product candidates we may pursue following the Merger, and we may be required to significantly curtail some or all of our activities. We also could be required to seek funds through arrangements with collaborative partners or otherwise that may require us to relinquish rights to our product candidates or some of our technologies or otherwise agree to terms unfavorable to us.

We may not be able to complete a divestiture or strategic partnership for nomacopan.

We have discontinued clinical development of nomacopan in HSCT-TMA and are evaluating strategic partnering options for the product candidate, including divestiture. We cannot predict if any such arrangement would be available at all or whether they would be available on commercially reasonable terms. If we are unable to enter into any such arrangement on acceptable terms or at all, we may not be able to generate much, if any, value from this asset.

Future sales and issuances of our ADSs or rights to purchase ADSs and any equity financing that we pursue, could result in significant dilution of the percentage ownership of our shareholders and could cause our ADS price to fall.

We will need to raise additional capital, including the PIPE Investment (as defined in the Merger Agreement) resulting in net proceeds to the Company of at least $10 million which is required as a condition to close the Merger. In any financing transaction, we may sell ordinary shares or ADSs, convertible securities or other equity securities. To the extent that we raised additional funds by issuing equity securities, our shareholders may experience significant dilution. To the extent that we raise additional capital through the sale of equity or convertible debt securities by any other means, existing ownership interests will be diluted. The sale of a substantial number of ADSs, or anticipation of such sales, could cause the trading price of our ADSs to decline or make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise desire.

Risks Related to the Preclinical and Clinical Development and Marketing Authorization of Our Product Candidates

Our business is dependent on our ability to advance our current and future product candidates through preclinical studies and clinical trials, obtain marketing approval, and ultimately commercialize them.

Although we previously conducted clinical trials for nomacopan, all of our current product candidates are in preclinical development. We expect to file an Investigational New Drug (“IND”) application for our lead product candidate, PAS-nomacopan for the treatment of GA, in 2025. Additionally, we are actively engaged in a number of earlier stage discovery programs that may never advance to clinical-stage development. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from product sales and we may never be able to develop or commercialize a marketable product.

Each of our product candidates will require additional preclinical and/or clinical development, regulatory approval in multiple jurisdictions, obtaining manufacturing supply, capacity and expertise, building a commercial organization, or successfully outsourcing commercialization, substantial investment, and significant marketing efforts before we generate any revenue from product sales. Our product candidates must be authorized for marketing by the FDA, or certain other foreign regulatory agencies before we may commercialize our product candidates.

The clinical and commercial success of PAS-nomacopan is subject to a number of risks, including the following:

•
we may not have sufficient financial and other resources to complete the necessary preclinical studies and clinical trials for PAS-nomacopan and other future product candidates;
•
we may be unable to submit an IND application for PAS-nomacopan on our expected timelines, or such IND may not be cleared by the FDA without additional preclinical studies or at all;
•
we may not be able to obtain adequate evidence of efficacy and safety for PAS-nomacopan;
•
we do not know the degree to which PAS-nomacopan will be adopted by the market, even if approved;
•
in our clinical programs, we may experience difficulty in enrollment, adjustments to clinical trial protocols or the need for additional clinical trial sites, which could delay our clinical trial progress;
•
our reliance on a sole manufacturer to supply drug substance and a sole manufacturer to provide drug product formulation of PAS-nomacopan that is being used in our preclinical studies or future clinical trials may negatively impact the availability of our drug product;
•
we may encounter disruptions in the supply chain of PAS-nomacopan which could negatively impact our ability to supply our drug product to clinical trial sites, delaying future clinical studies;
•
the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA, MHRA, EMA or comparable foreign regulatory bodies for marketing approval;

•
patients in our clinical trials may die or suffer other adverse effects for reasons that may or may not be related to PAS-nomacopan, which could delay or prevent further clinical development;
•
the standards implemented by clinical or regulatory agencies may change at any time;
•
the FDA, MHRA, EMA or comparable foreign regulatory agencies may require efficacy endpoints for a clinical trial that differ from the endpoints of our current or future trials, which may require us to conduct additional clinical trials;
•
the mechanism of action of PAS-nomacopan is complex and we do not know the degree to which it will translate into a medical benefit in certain indications; and
•
we may not be able to obtain, maintain or enforce our patents and other intellectual property rights.

Of the large number of drugs in development in the pharmaceutical industry, only a small percentage results in the submission of a new drug application (“NDA”), or biologics license application (“BLA”) to the FDA, or a marketing authorization application (“MAA”) to the EMA and even fewer are approved for commercialization. Furthermore, even if we do receive marketing authorization to market PAS-nomacopan, any such approval may be subject to limitations on the indicated uses or patient populations for which we may market the product. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development programs, we cannot assure that PAS-nomacopan will be successfully developed or commercialized. If we or any of our future development partners are unable to develop, or obtain marketing authorization for, or, if approved, successfully commercialize PAS-nomacopan, we may not be able to achieve forecasted revenues.

If we encounter difficulties enrolling patients in our future clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

We may not be able to initiate clinical trials required by the FDA, MHRA, EMA or other foreign regulatory agencies for PAS-nomacopan or other future product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these clinical trials. We will be required to identify and enroll a sufficient number of patients for our clinical trials of PAS-nomacopan and other future product candidates. To date, we experienced delays in enrollment of patients in our clinical trials and supply chain issues due in particular to the COVID-19 pandemic for certain of our past clinical trials, including, without limitation, in our discontinued BP clinical program.

Patient enrollment is affected by other factors, including:

•
design of the clinical trial protocol;
•
size and nature of the patient population;
•
eligibility criteria for the trial;
•
perceived risks and benefits of the product candidate under trial;
•
proximity and availability of clinical trial sites for prospective patients;
•
availability of competing therapies and clinical trials;
•
actual or threatened public health emergencies and outbreaks of disease;
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
•
patient referral practices of physicians; and •our ability to monitor patients adequately during and after treatment.

Our inability to enroll a sufficient number of patients for any of our clinical trials would result in significant delays or may require us to abandon one or more clinical trials.

If clinical trials or marketing authorization processes for PAS-nomacopan or any future product candidates are prolonged, delayed or suspended, we may be unable to commercialize PAS-nomacopan or any future product candidates on a timely basis.

We cannot predict whether we will encounter problems with any of our future clinical trials that will cause us, an IRB, or any regulatory authority, to delay or suspend those clinical trials and may negatively impact our ability to obtain marketing authorization for, and to market and sell, a particular product candidate, including:

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

The efficacy of PAS-nomacopan or any future product candidates may not be known until advanced stages of testing, after we have incurred significant product development costs which may not be recoverable.

PAS-nomacopan or any future product candidates may fail to show the desired safety and efficacy at any phase in the clinical development programs. Encouraging efficacy results in animal models of the target indication are no guarantee of success in human clinical trials. Often there is no adequate animal model of a human disease. If PAS-nomacopan or any future product candidates do not demonstrate adequate efficacy in clinical trials, their development may be delayed or terminated, which could have a material adverse effect on our financial condition and results of operation.

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

There is a high failure rate for drugs and biologics proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical development even after achieving promising results in earlier studies, and we cannot be certain that we will not face similar setbacks. Many drugs have failed to replicate efficacy and safety results in larger or more complex later stage trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain regulatory approval. If we fail to produce positive results in our ongoing and future preclinical studies and future clinical trials, the development timeline and regulatory approval and commercialization prospects for our product candidates, and, correspondingly, our business and financial prospects, may be materially adversely affected.

Long-term animal toxicity and long-term human safety studies of PAS-nomacopan could demonstrate that the administration of PAS-nomacopan results in serious adverse events.

While we have conducted toxicity studies evaluating PAS-nomacopan in certain animals with no observed adverse effect at the highest dose tested, we intend to conduct further long-term animal toxicity studies, potentially including reproductive and carcinogenicity studies, and will continue to collect safety data from ongoing and future clinical studies. Such studies may show that PAS-nomacopan results in serious adverse events or other adverse events. If animal toxicity and human safety studies do not yield favorable results, we may be required to abandon our development of PAS-nomacopan, which could have a material adverse effect on our financial condition, including our ability to generate forecasted revenues.

Chronic dosing of patients with PAS-nomacopan for GA could lead to an immune response that causes adverse reactions or impairs the activity of the drug.

There is a risk that chronic dosing of patients with PAS-nomacopan may lead to an immune response that causes adverse reactions or impairs the activity of the drug. Patients may develop an allergic reaction to the drug and/or develop antibodies directed at the drug. Impaired drug activity could be caused by neutralization of the drug’s inhibitory activity or by an increased rate of clearance of the drug from circulation.

PAS-nomacopan has a secondary binding site that sequesters leukotriene B4 (“LTB4”). LTB4 synthesis from arachidonic acid can be induced by a variety of triggers including terminal complement activation. LTB4 is a pro-inflammatory mediator that attracts and activates white blood cells at the area of inflammation. LTB4 inhibition may lead to positive anti-inflammatory benefits, but like other drugs with immune modulating properties may increase the risk of infection. However, a particular risk of infection associated with inhibition of LTB4 has not been identified and the only marketed drug which inhibits leukotrienes including LTB4, does not carry a warning of elevated infection risk on its label.

Any immune response that causes adverse reactions or impairs the activity of the drug could cause a delay in or termination of our development of PAS-nomacopan, which would have a material adverse effect on our financial condition and results of operation.

If PAS-nomacopan is not convenient for patients to use, then we might be prevented from successful commercialization.

PAS-nomacopan may require cold storage prior to use. If the drug product is not stable at temperatures of between four and eight degrees Celsius, then the drug product may need to be defrosted before use, which clinicians dosing patients could view as inconvenient, causing sales to not achieve forecasts. In addition, if PAS-nomacopan shows a lack of long-term stability at low storage temperatures, this may negatively impact our ability to manage the commercial supply chain, which could result in us having to refund customers or replace products that are unstable, which could materially increase our costs and have a material adverse effect on our financial condition and results of operation.

Because PAS-nomacopan has not yet received marketing authorization, it is difficult to predict the time and cost of development and our ability to successfully complete clinical development and obtain the necessary marketing authorizations for commercialization.

PAS-nomacopan has not yet received marketing authorization for the treatment of any indications, and unexpected problems may arise that could cause us to delay, suspend or terminate our development efforts. To date, we have not yet begun clinical trials for PAS-nomacopan, which will be required to obtain marketing authorization and the long-term safety consequences of PAS-nomacopan is not known. Marketing authorization of product candidates such as PAS-nomacopan can be more expensive and take longer than approval of previously approved products.

We have obtained orphan drug designation for nomacopan in the United States for the use in BP, PNH, GBS and HSCT-TMA and in the EU for GBS, PNH, and BP, but we may be unable to maintain the benefits associated with orphan drug designation or obtain orphan drug exclusivity upon potential approval of nomacopan in one or more of these orphan indications.

In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Although we have received orphan drug designation for nomacopan in GBS, PNH, BP and HSCT-TMA and may in the future seek orphan product designation for nomacopan in further indications or for other future product candidates, we may never receive such additional designations and we are not currently pursuing a clinical development program targeting BP, GBS, PNH or HSCT-TMA.

If a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a BLA, to market the same biologic for the same indication for seven years, except in limited circumstances such as a showing of clinical superiority to the product with orphan product exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Even if we were to obtain orphan drug designation for nomacopan or other future product candidates for a particular indication, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing biological products. If we do obtain exclusive marketing rights in the United States, they may be limited if we seek approval for an indication broader than the orphan designated indication, and may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of the relevant patients. Further, exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve a drug with the same active moiety for the same condition if the FDA concludes that the later drug is safer, more effective, or makes a major contribution to patient care.

In the EU, where a marketing authorization in respect of an orphan medicinal product is granted, the EMA and the EU Member States shall not, for a period of ten years, accept another application for a marketing authorization, or grant a marketing authorization or accept an application to extend an existing marketing authorization, for the same therapeutic indication, in respect of a similar medicinal product. A marketing authorization may be granted, for the same therapeutic indication, to a similar medicinal product if: (i) the holder of the marketing authorization for the original orphan medicinal product has given his consent to the second applicant; (ii) the holder of the marketing authorization for the original orphan medicinal product is unable to supply sufficient quantities of the medicinal product; or (iii) the second applicant can establish in the application that the second medicinal product, although similar to the orphan medicinal product already authorized, is safer, more effective or otherwise clinically superior. The European Union’s April 2023 draft legislative proposal is under review, including by the European Parliament and European Council but, if implemented in due course, may mean that orphan medicines have reduced marketing exclusivity.

The receipt of orphan drug designation status does not change the regulatory requirements or process for obtaining marketing approval and orphan drug designation does not mean that marketing approval will be granted.

We have obtained fast track designation from the FDA for nomacopan for the treatment of HSCT-TMA, and may seek such designation in other indications or for PAS-nomacopan other future product candidates. Such designation or a similar designation from other national or international regulatory agencies, may not lead to a faster development or regulatory review or approval process, and may not result in nomacopan or any other product candidates receiving marketing approval.

We have obtained fast track designation from the FDA for nomacopan for the treatment of HSCT-TMA; however, we are not currently pursuing a clinical development program targeting HSCT-TMA. We may seek fast track designation or a breakthrough therapy for nomacopan in other indications, PAS-nomacopan or other future product candidates. A breakthrough therapy is defined as a product that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. Designation as a breakthrough therapy is within the discretion of the FDA. Receipt of a breakthrough therapy designation for any product candidates may not result in a faster development process, review or approval compared to products considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if a product candidates qualifies as a breakthrough therapy, the FDA may later decide that it no longer meets the conditions for qualification.

Even if we obtain FDA approval of PAS-nomacopan or any other future product candidates, we or our partners may never obtain approval or commercialize our product candidates outside of the United States and, conversely, even if we obtain marketing authorization of PAS-nomacopan or any other future product candidates in the EU, we or our partners may never obtain approval or commercialize our product candidates outside the EU.

In order to market any products in a country, we must establish and comply with numerous and varying regulatory requirements regarding clinical trial design, safety and efficacy. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and marketing authorization in one country does not mean that marketing authorization will be obtained in any other country. Approval procedures vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking marketing authorizations in other countries could result in significant delays, difficulties and costs for us, and may require additional preclinical studies or clinical trials, which could be costly and time consuming and could delay or prevent introduction of PAS-nomacopan or any other future product candidates in those countries. We rely on contract research organizations to run our clinical trials and on regulatory consultants for experience in obtaining marketing authorization in international markets. If we or our partners fail to comply with regulatory requirements or to obtain and maintain required approvals, our target market may be reduced and our ability to realize the forecasted revenues of any approved products may be harmed.

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

Our commercial success depends in part on our ability to obtain and maintain patent protection and trade secret protection in the U.S. and other countries for our product candidates, proprietary technologies, and their uses as well as our ability to operate without infringing upon the proprietary rights of others. We can provide no assurance that our patent applications or those of our licensors will result in additional patents being issued or that issued patents will afford sufficient protection against competitors with similar technologies, nor can there be any assurance that the patents issued will not be infringed, designed around or invalidated by third parties. Even issued patents may later be found unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. The degree of future protection for our proprietary rights is uncertain. Only limited protection may be available and may not adequately protect our rights or permit us to gain or keep competitive advantage. We have issued method-of-use patents in the United States and other countries for methods of treatment of various specific indications using PAS-nomacopan, but we cannot be certain that the claims in our issued patents will not be found invalid or unenforceable if challenged. We cannot be certain that the claims in any patent applications covering methods of using our product candidates that are pending, or that we may file, will be considered patentable by the USPTO and courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued patents will not be found invalid or unenforceable if challenged. Method-of-use patents protect the use of a product for the specified method or for treatment of a particular indication. This type of patent may not be enforced against competitors making and marketing a product that has the same active pharmaceutical ingredient for use in a method not claimed by the patent. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products “off-label.” Although off-label prescriptions may infringe or contribute to the infringement of method-of-use patents, the practice is common and such infringement may be difficult to prevent or prosecute. Even if any patent applications that we may file relating to specific formulations of our product candidates issue as patents, formulation patents protect a specific formulation of a product and may not be enforced against competitors making and marketing a product that has the same active pharmaceutical ingredient in a different formulation.

Our issued patents for methods of using PAS-nomacopan are expected to expire at various dates from 5th September 2026 to 20th April 2038 (excluding any patent term adjustment or potential patent term extension). Our pending patent applications for methods of using PAS-nomacopan , if issued, are expected to expire at various dates from 10th September 2027 up to 4th March 2040 (excluding any potential patent term adjustment or extension).

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
•
patents have a finite term and thus may expire before the technologies they protect are approved or marketed and thus may not provide any competitive advantage. For example, issued method-of-use patents for the PAS-nomacopan product candidate will expire at various dates from 5th September 2026 to 20th April 2038 (excluding any patent term adjustment or extension);
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

Risks Related to our Business Operations

We currently have no marketing, sales or distribution infrastructure with respect to PAS-nomacopan or other product candidates we may pursue following the Merger. If we are unable to develop our sales, marketing and distribution capability on our own or through collaborations with partners, we may not be successful in commercializing any approved drugs.

We currently have no marketing, sales or distribution capabilities. If PAS-nomacopan or other product candidates we may pursue in the future are approved, we intend either to establish a sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize such products, or to outsource this function to a third party. Either of these options could be expensive and time-consuming. Some of these costs may be incurred in advance of any approval of PAS-nomacopan or other product candidates. In addition, we may not be able to hire a commercial team in the United States or other target market that is sufficient in size or has adequate expertise in the medical institutions that we intend to target. Any failure or delay in the development of our or third parties’ internal sales, marketing and distribution capabilities could adversely impact the commercialization of PAS-nomacopan and/or other future product candidates, if and when approved by the FDA.

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

As of August 9, 2024, we had 7 employees, 6 of which are full-time. Our limited financial resources have led us to focus on the development of nomacopan and to manage and operate our business in a highly efficient manner. We cannot make assurances that we will be able to hire and/or retain adequate staffing levels to develop PAS-nomacopan or other product candidates we may pursue following the Merger or run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish.

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

Healthcare providers, physicians and others will play a primary role in the recommendation and prescription of our product candidates, if approved. Our future arrangements with third-party payors will expose us broadly to applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our product candidates, if we obtain marketing approval. In addition, we may be subject to patient privacy regulation by both the federal government and the states or other countries in which we conduct our business. For more information, see the section of our Annual Report on Form 10-K titled “Business - U.S. Healthcare Reform and Other Healthcare Laws.”

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

The commercial potential for our product candidates, if any, could be affected by changes in healthcare spending and policy in the United States and abroad. We operate in a highly regulated industry. New laws, regulations or judicial decisions or new interpretations of existing laws, regulations or decisions, related to healthcare availability, the method of delivery or payment for healthcare products and services could adversely affect our business, operations and financial condition. The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that may affect our ability to profitably sell our product and product candidates, if approved. The United States government, state legislatures and foreign governments also have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. The pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. Previously, in March 2010, the PPACA was enacted, which was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Healthcare reform initiatives recently culminated in the enactment of the IRA, which, among other things, allows HHS to directly negotiate the ceiling price of a statutorily specified number of drugs and biologic each year that receive reimbursement under Medicare Part B and Part D, requires the payment of rebates on Medicare Part B and Part D drugs whose prices have increased at a rate faster than the rate of inflation, and redesign the Medicare Part D cost sharing structure, including revising manufacturer financial liability for covered products. For more information, see the section of our Annual Report on Form 10-K titled “Business - U.S. Healthcare Reform and Other Healthcare Laws.”

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

Market acceptance and sales of any one or more of our products will depend in part on reimbursement policies and may be affected by future healthcare reform measures in the United States and in foreign jurisdictions. Government authorities and third-party payers, such as private health insurers and health maintenance organizations, decide which drugs they will cover and establish payment levels. Obtaining coverage and reimbursement approval for a product from a government or other third-party payor is a time consuming and costly process that could require us to provide supporting scientific, clinical, and cost-effectiveness data for the use of our products to the payor. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. We cannot be certain that reimbursement will be available for any of our approved drugs, if any. Also, we cannot be certain that reimbursement policies will not reduce the demand for, or the price paid for, any future products. The insurance coverage and reimbursement status of newly-approved products is particularly uncertain, and failure to obtain or maintain adequate coverage and reimbursement for PAS-nomacopan or any other product candidates we may pursue following the Merger could limit our ability to generate revenue.

The United States and several foreign jurisdictions are considering, or have already enacted, a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell future products profitably. There is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access to healthcare. In the United States, the pharmaceutical industry has been a particular focus of these efforts. We may experience pricing pressures in connection with the sale of any products that we develop due to the trend toward managed healthcare, increasing influence of health maintenance organizations and additional legislative proposals. See the section of our Annual Report on Form 10-K titled, “Business - Pharmaceutical Pricing & Reimbursement.”

If product liability lawsuits are successfully brought against us or any of our partners, we may incur substantial liabilities and may be required to limit commercialization of any approved products.

We face an inherent risk of product liability lawsuits related to the testing of our product candidates in seriously ill patients and may face an even greater risk if product candidates are approved by regulatory authorities and introduced commercially. Product liability claims may be brought against us or our partners by participants enrolled in any of our future clinical trials, patients, health care providers or others using, administering or selling any of our future approved products. If we cannot successfully defend ourselves against any such claims, we may incur substantial liabilities, which may result in:

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

Despite the implementation of security measures, our internal computer systems, and those of our contract research organizations (“CROs”) and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, cyber-attacks, natural disasters, fire, terrorism, war, and telecommunication and electrical failures. If such an event were to occur and interrupt our operations, it could result in a material disruption of our drug development programs. For example, the loss of clinical trial data could result in delays in our marketing authorization efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, loss of trade secrets or inappropriate disclosure of confidential or proprietary information, including protected health information or personal data of employees or former employees, access to our clinical data, or disruption of the manufacturing process, we could incur liability and the further development of our drug candidates could be delayed. We may also be vulnerable to cyber-attacks by hackers or other malfeasance. This type of breach of our cybersecurity may compromise our confidential information and/or our financial information and adversely affect our business or result in legal proceedings. If security breaches result in the loss of clinical trial data or other confidential information, we may be the subject of legal proceedings and suffer financial and reputational damage. Further, these cybersecurity breaches may inflict reputational harm upon us that may result in decreased market value and erode public trust.

We or the third parties upon whom we depend may be adversely affected by natural disasters and/or health epidemics and pandemics, and our business continuity and disaster recovery plans may not adequately protect us from natural disasters and/or health epidemics and pandemics.

Natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage, health epidemics or other event occurred that prevented us from using all or a significant portion of our office, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. As the global supply chain continues to see disruptions, there is higher risk for continued labor shortages, reduced labor capacity at supplier and third-party manufacturers, increased raw material costs and delays in production of our product candidates that will adversely impact our business. The extent to which the global supply chain disruptions may continue to impact our results of operations, including the long-term nature of the impact, depends on numerous evolving factors, which are highly uncertain and difficult to predict.

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

Although the development and commercialization of nomacopan has been our primary focus, following our pipeline prioritization and Merger, we intend to focus on the development of PAS-nomacopan and pursue additional product candidates within Peak Bio’s ADC platform technology. Additionally, as part of our longer-term growth strategy, we may evaluate the development and commercialization of other therapies for the treatment of autoimmune, inflammatory or other diseases. We may from time to time evaluate internal opportunities from our current product candidates, and also may choose to in-license or acquire other product candidates as well as commercial products to treat patients suffering from immune-mediated, orphan or other disorders with high unmet medical needs and limited treatment options. These other product candidates may require additional, time-consuming development efforts prior to commercial sale, including preclinical studies, clinical trials and marketing approval by the FDA, MHRA, EMA and/or applicable foreign regulatory authorities. All product candidates are prone to the risks of failure that are inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot assure you that any such products that are approved will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace or be more effective than commercially available alternatives, if any.

Our business could suffer if we are unable to attract and retain key employees.

Our success depends upon the continued service and performance of our senior management and other key personnel. The loss of the services of these personnel could delay or prevent the successful completion of our preclinical studies, future clinical trials or the commercialization of our therapeutic candidates or otherwise affect our ability to manage our company effectively and to carry out our business plan. We do not maintain key-man life insurance. Although we have entered into employment agreements with all of the members of our senior management team, members of our senior management team may resign at any time. High demand exists for senior management and other key personnel in the biopharmaceutical industry. There can be no assurance that we will be able to continue to attract and retain such personnel.

Our growth and success also depend on our ability to attract and retain additional highly qualified scientific, clinical, technical, sales, managerial and finance personnel. We are currently conducting a search for a permanent Chief Executive Officer. We experience intense competition for qualified personnel, and the existence of non-competition agreements between prospective employees and their former employers may prevent us from hiring those individuals or subject us to suit from their former employers. In addition, if we elect to independently commercialize any approved drug, we will need to expand our marketing and sales capabilities. While we attempt to provide competitive compensation packages to attract and retain key personnel, many of our competitors are likely to have greater resources and more experience than we have, making it difficult for us to compete successfully for key personnel. If we cannot attract and retain sufficiently qualified technical employees on acceptable terms, we may not be able to develop and commercialize products. Further, any failure to effectively integrate new personnel could prevent us from successfully growing our company.

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

If the third parties on which we rely for our future clinical trials and results do not perform our clinical trial activities in accordance with good clinical practices and related regulatory requirements, we may be unable to obtain marketing authorization for or commercialize our product candidates.

We will heavily rely on third-party contract research organizations to conduct and/or oversee the clinical trials of our product candidates. Nonetheless, we will be responsible for confirming that each of our clinical trials is conducted in accordance with the FDA’s, MHRA’s and/or EMA’s requirements and its general investigational plan and protocol.

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

We currently engage a third-party manufacturer to provide clinical material of the API, lyophilization, release testing and fill and finish services for the final drug product formulation of PAS-nomacopan for our preclinical studies and future clinical trials. Although we believe that there are several potential alternative manufacturers who could manufacture PAS-nomacopan, we may incur added costs and delays in identifying and qualifying any such replacement. In addition, we have not yet concluded a commercial supply contract with any commercial manufacturer. There is no assurance that we will be able to timely secure needed supply arrangements on satisfactory terms, or at all. Our failure to secure these arrangements as needed could have a material adverse effect on our ability to complete the development of our product candidates or to commercialize them. We may be unable to conclude agreements for commercial supply with third-party manufacturers, or may be unable to do so on acceptable terms. There may be difficulties in scaling up to commercial quantities and formulation of PAS-nomacopan and the costs of manufacturing could be prohibitive.

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

Manufacturing methods and formulation are sometimes altered through the development of drug candidates from clinical trials to approval, and further to commercialization, in an effort to optimize manufacturing processes and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause the drug candidates to perform differently and affect the results of future clinical trials conducted with the altered materials. This could delay the commercialization of any approved drugs and require bridging studies or the repetition of one or more clinical trials, which may result in increases in clinical trial costs, delays in drug approvals and may jeopardize our ability to commence product sales and generate revenue.

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

If our third-party manufacturer of PAS-nomacopan is unable to increase the scale of its production of PAS-nomacopan, and/or increase the product yield of its manufacturing, then our costs to manufacture the product may increase and/or commercialization may be slowed.

In order to produce sufficient quantities of PAS-nomacopan to meet the demand for preclinical studies and clinical trials and, if approved, subsequent commercialization, our third party manufacturer of PAS-nomacopan will be required to increase its production while maintaining the quality of the product. The transition to larger scale production could prove difficult. In addition, if our third party manufacturer is not able to optimize its manufacturing process to increase the product yield for PAS-nomacopan, or if it is unable to produce increased amounts of PAS-nomacopan while maintaining the quality of the product, then we may not be able to meet the demands of preclinical studies, clinical trials or market demands, which could decrease our ability to generate profits and have a material adverse impact on our business and results of operation.

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

Nasdaq requires us to meet certain financial, public float, bid price and liquidity standards on an ongoing basis in order to continue the listing of our ADSs (the “Nasdaq Listing Rules”). Generally, we must maintain a minimum closing bid price of $1.00 and a minimum amount of shareholders equity of at least $2.5 million (the “Minimum Equity Requirement”).

On April 5, 2024, we received a letter (“Letter”) from the Listing Qualifications Staff (the “Staff”) of The Nasdaq Capital Market (“Nasdaq”) notifying us that our shareholders’ equity as reported in our Annual Report on Form 10-K for the year ended December 31, 2023 was not in compliance with the Minimum Equity Requirement. Our shareholders’ deficit as of December 31, 2023 was approximately $0.2 million. The Letter does not have an immediate impact on the listing of our ADSs on Nasdaq. As of June 30, 2024, we had a shareholders’ deficit of $3.7 million and therefore is still not in compliance with the Minimum Equity Requirement. In accordance with the Nasdaq Listing Rules, on May 20, 2024, we submitted a plan to regain compliance with the Minimum Equity Requirement (the “Compliance Plan”) for the Staff’s consideration. On August 5, 2024, we were notified by the Staff that we have been granted an extension until September 30, 2024 to comply with the Compliance Plan and evidence compliance with the Minimum Equity Requirement.

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
•
actions taken by regulatory agencies with respect to our product candidates or products, our preclinical studies or clinical trials or our future sales and marketing activities, including regulatory actions requiring or leading to restrictions, limitations and/or warnings in the label of an approved product candidate;
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

In the past, class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Any such litigation brought against us, could result in substantial costs, which could hurt our financial condition and results of operations and divert management’s attention and resources, which could result in delays of our preclinical studies, clinical trials or commercialization efforts.

Insiders own a significant amount of our outstanding shares which could delay or prevent a change in corporate control or result in the entrenchment of management and/or the board of directors.

As of August 9, 2024, our directors and executive officers, together with their affiliates and related persons, beneficially own, in the aggregate, approximately 33.3% of our outstanding ordinary shares. Our Chairman, Dr. Ray Prudo, and director, Dr. Samir Patel, each beneficially own approximately 18.6% and 14.5% of our outstanding ordinary shares, respectively. Accordingly, these shareholders, if acting together, or Dr. Prudo or Dr. Patel, each individually, may have the ability to impact the outcome of matters submitted to our shareholders for approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, these persons may have the ability to influence the management and affairs of our Company. Accordingly, this concentration of ownership may harm the market price of our ADSs by:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2024, we did not have any sales of unregistered securities, other than as previously disclosed in a Quarterly Report on Form 10-Q filed with the SEC on May 15, 2024 and a Current Report on Form 8-K filed with the SEC on June 4, 2024.

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

Side Letter Agreement to Merger Agreement

On August 15, 2024, the parties to the Merger Agreement entered into a Side Letter Agreement (the “Amendment”) pursuant to which the parties agreed to extend the date by which if the Merger is not consummated, either we or Peak Bio may terminate the Merger Agreement, from September 4, 2024 to December 2, 2024.

The foregoing description of the Amendment is not complete and is subject to and qualified in its entirety by reference to the Amendment, a copy of which is filed with this Quarterly Report on Form 10-Q as Exhibit 10.5 and the terms of which are incorporated herein by reference.

Item 6. Exhibits.

Exhibit Number	Description
4.1	Form of Series C Warrant (incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K, as filed with the SEC on June 4, 2024).
4.2	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K, as filed with the SEC on June 4, 2024).
10.1

Form of Securities Purchase Agreement, dated May 29, 2024, by and among Akari Therapeutics, Plc and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K, as filed with the SEC on June 4, 2024).

10.2†

Amendment No. 2 to Consulting Services Agreement, by and between the Company and Board Advantage LLC, dated April 26, 2024 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, as filed with the SEC on May 1, 2024.

10.3*	Form of Convertible Promissory Note, dated May 10, 2024, by and between Akari Therapeutics, Plc and the purchasers party thereto.
10.4†

Interim Chief Executive Officer Agreement, dated as of May 31, 2024, by and between the Company and Samir Patel, M.D. (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, as filed with the SEC on June 5, 2024.

10.5*	Side Letter Agreement, dated August 15, 2024, by and among Akari Therapeutics, Plc, Pegasus Merger Sub, Inc. and Peak Bio, Inc.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH	lnline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will may not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.

† Indicates management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Akari Therapeutics, Plc

By:
Date: August 19, 2024		/s/ Samir R. Patel, M.D.
Samir R. Patel, M.D.
Interim President, Chief Executive Officer and Director

	By:	/s/ Wendy DiCicco
Date: August 19, 2024		Wendy DiCicco
Interim Chief Financial Officer