Form 10-Q
period 2024-09-30
Akari Therapeutics Plc
filed 2024-11-19
CIK 1541157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________

Commission File Number 001-36288

Akari Therapeutics, Plc

(Exact name of Registrant as specified in its Charter)

England and Wales	98-1034922
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
22 Boston Wharf Road, FL 7 Boston, Massachusetts	02210
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (929) 274-7510

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
American Depositary Shares, each representing 2,000 Ordinary Shares, par value $0.0001 per share	AKTX	The Nasdaq Capital Market
Ordinary Shares, $0.0001 par value per share*		The Nasdaq Capital Market

* Trading, but only in connection with the American Depositary Shares.

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

The number of shares of Registrant’s Ordinary Shares outstanding as of November 15, 2024 was 49,517,115,523.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AKARI THERAPEUTICS, PLC

Condensed Consolidated Balance Sheets

(Unaudited, in U.S. dollars)

	September 30,	December 31,
(In thousands, except share and per share amounts)	2024	2023*
ASSETS
Current assets:
Cash	$2,246	$3,845
Prepaid expenses	396	299
Other current assets	92	197
Total current assets	2,734	4,341
Patent acquisition costs, net	—	14
Total assets	$2,734	$4,355

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,782	$1,671
Accrued expenses	2,605	1,566
Convertible notes, related party	1,000	—
Warrant liability	725	1,253
Other current liabilities	316	94
Total current liabilities	9,428	4,584

Commitments and contingencies (Note 9)

Shareholders’ deficit:
Share capital of $0.0001 par value
Authorized: 45,122,321,523 ordinary shares at September 30, 2024 and December 31, 2023, respectively; issued and outstanding: 24,289,231,523 and 13,234,315,298 at September 30, 2024 and December 31, 2023, respectively	2,430	1,324
Additional paid-in capital	183,088	174,754
Capital redemption reserve	52,194	52,194
Accumulated other comprehensive loss	(926)	(1,040)
Accumulated deficit	(243,480)	(227,461)
Total shareholders’ deficit	(6,694)	(229)
Total liabilities and shareholders' deficit	$2,734	$4,355

———————

* The condensed balance sheet at December 31, 2023 has been derived from the audited consolidated financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKARI THERAPEUTICS, PLC

Condensed Consolidated Statements of Operations

and Comprehensive Loss

(Unaudited, in U.S. dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share and per share amounts)	2024	2023	2024	2023
Operating expenses:
Research and development	$143	$(314)	$5,736	$2,941
General and administrative	1,709	2,821	6,616	8,775
Merger-related costs	992	—	2,290	—
Restructuring and other costs	83	—	1,723	—
Loss from operations	(2,927)	(2,507)	(16,365)	(11,716)
Other income (expense):
Interest income	3	16	7	75
Interest expense	(69)	—	(120)	—
Change in fair value of warrant liability	30	(258)	528	5,889
Foreign currency exchange gain (loss), net	68	(100)	(67)	(72)
Other expense, net	—	(22)	(2)	(46)
Total other income (expense), net	32	(364)	346	5,846
Net loss	$(2,895)	$(2,871)	$(16,019)	$(5,870)

Net loss per share –– basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted-average number of ordinary shares used in computing net loss per share –– basic and diluted	24,386,005,523	10,116,903,598	18,911,928,794	10,119,421,200

Comprehensive loss:
Net loss	$(2,895)	$(2,871)	$(16,019)	$(5,870)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(177)	(3)	114	(58)
Total other comprehensive income, net of tax	(177)	(3)	114	(58)
Total comprehensive loss	$(3,072)	$(2,874)	$(15,905)	$(5,928)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKARI THERAPEUTICS, PLC

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

(Unaudited, in U.S. dollars)

	Nine Months Ended September 30, 2024

					Accumulated
			Additional	Capital	Other		Total
	Share Capital $0.0001 par value		Paid-in-	Redemption	Comprehensive	Accumulated	Shareholders’
(In thousands, except share amounts)	Shares	Amount	Capital	Reserve	Loss	Deficit	Deficit
Balance, December 31, 2023	13,234,315,298	$1,324	$174,754	$52,194	$(1,040)	$(227,461)	$(229)
Issuance of share capital related to financing, net of issuance costs	2,641,228,000	264	1,400	—	—	—	1,664
Vesting of restricted shares	97,578,000	10	(7)	—	—	—	3
Share-based compensation	—	—	296	—	—	—	296
Foreign currency translation	—	—	—	—	279	—	279
Net loss	—	—	—	—	—	(5,566)	(5,566)
Balance, March 31, 2024	15,973,121,298	$1,598	$176,443	$52,194	$(761)	$(233,027)	$(3,553)
Issuance of share capital related to financing, net of issuance costs	8,059,508,000	806	6,145	—	—	—	6,951
Issuance of share capital for services	91,396,000	9	(9)	—	—	—	—
Vesting of restricted shares	285,697,400	29	(29)	—	—	—	—
Shares withheld for payroll taxes	(120,490,000)	(12)	12	—	—	—	—
Share-based compensation	—	—	445	—	—	—	445
Foreign currency translation	—	—	—	—	12	—	12
Net loss	—	—	—	—	—	(7,558)	(7,558)
Balance, June 30, 2024	24,289,232,698	$2,430	$183,007	$52,194	$(749)	$(240,585)	$(3,703)
Proceeds from issuance of restricted shares	—	—	26	—	—	—	26
Shares withheld for payroll taxes	(1,175)	—	(193)	—	—	—	(193)
Share-based compensation	—	—	248	—	—	—	248
Foreign currency translation	—	—	—	—	(177)	—	(177)
Net loss	—	—	—	—	—	(2,895)	(2,895)
Balance, September 30, 2024	24,289,231,523	$2,430	$183,088	$52,194	$(926)	$(243,480)	$(6,694)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKARI THERAPEUTICS, PLC

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit) (Continued)

(Unaudited, in U.S. dollars)

	Nine Months Ended September 30, 2023

					Accumulated
			Additional	Capital	Other		Total
	Share Capital $0.0001 par value		Paid-in-	Redemption	Comprehensive	Accumulated	Shareholders’
(In thousands, except share amounts)	Shares	Amount	Capital	Reserve	Loss	Deficit	Equity
Balance, December 31, 2022	7,444,917,123	$745	$167,076	$52,194	$(771)	$(217,453)	$1,791
Issuance of share capital related to financing, net of issuance costs	2,666,666,700	267	3,235	—	—	—	3,502
Share-based compensation	—	—	265	—	—	—	265
Foreign currency translation	—	—	—	—	2	—	2
Net income	—	—	—	—	—	1,001	1,001
Balance, March 31, 2023	10,111,583,823	$1,012	$170,576	$52,194	$(769)	$(216,452)	$6,561
Vesting of restricted shares	10,737,700	1	—	—	—	—	1
Share-based compensation	—	—	276	—	—	—	276
Foreign currency translation	—	—	—	—	(57)	—	(57)
Net loss	—	—	—	—	—	(4,000)	(4,000)
Balance, June 30, 2023	10,122,321,523	$1,013	$170,852	$52,194	$(826)	$(220,452)	$2,781
Vesting of restricted shares	2,684,400	—	—	—	—	—	—
Share-based compensation	—	—	305	—	—	—	305
Foreign currency translation	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	(2,871)	(2,871)
Balance, September 30, 2023	10,125,005,923	$1,013	$171,157	$52,194	$(828)	$(223,323)	$213

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKARI THERAPEUTICS, PLC

Condensed Consolidated Statements of Cash Flows

(Unaudited, in U.S. dollars)

	Nine Months Ended
	September 30,
(In thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,019)	$(5,870)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13	3
Share-based compensation	989	846
Change in fair value of warrant liability	(528)	(5,889)
Foreign currency exchange losses (gains)	121	(54)
Change in assets and liabilities:
Prepaid expenses and other current assets	1,114	(223)
Accounts payable and accrued expenses	3,882	(836)
Net cash used in operating activities	(10,428)	(12,023)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares, net of issuance costs	8,687	3,502
Proceeds from issuance of convertible notes	1,000	—
Proceeds from issuance of restricted shares	29	1
Payments on short-term financing arrangement	(882)	—
Net cash provided by financing activities	8,834	3,503

Effect of exchange rates on cash	(5)	1

Net decrease in cash	(1,599)	(8,519)
Cash at beginning of period	3,845	13,250
Cash at end of period	$2,246	$4,731

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Financing costs in accrued expenses	$72	$—
Non-cash seller-financed purchases	$1,105	$—
Payroll taxes on share-based compensation in accrued expenses	$193	$—
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFO:
Cash paid during the period for interest	$120	$—

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

Merger with Peak Bio

As further described in Note 10, on November 14, 2024, the Company closed the previously announced merger with Peak Bio, Inc. (“Peak Bio”). As a result, the Company expanded its pipeline of assets spanning early and late development stages with the addition of Peak Bio’s antibody drug conjugate (“ADC”) toolkit with novel payload and linker technologies as well as the Peak Bio PHP-303 small molecule selective and reversible neutrophil elastase inhibitor. By combining chemotherapy with immunotherapy strategies, the Company aims to develop cutting-edge solutions for cancer patients.

Liquidity and Financial Condition

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements—Going Concern, which requires management to assess the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued.

The Company has incurred substantial losses and negative cash flows since inception and had an accumulated deficit of $243.5 million as of September 30, 2024. The Company’s cash balance of $2.2 million as of September 30, 2024 is not sufficient to fund its operations for the one-year period after the date these condensed consolidated financial statements are issued. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Nasdaq Continued Listing Rules

On April 5, 2024, the Company received a letter (“Letter”) from the Listing Qualifications Staff (the “Staff”) of The Nasdaq Capital Market (“Nasdaq”) notifying the Company that the Company’s shareholders’ equity as reported in its Form 10-K is no longer in compliance with the minimum shareholders’ equity requirement for continued listing on Nasdaq under Nasdaq Listing Rule 5550(b)(1), which requires listed companies to maintain shareholders’ equity of at least $2.5 million (the “Shareholders’ Equity Requirement”). As reported on the Form 10-K, the Company’s shareholders’ deficit as of December 31, 2023 was approximately $0.2 million. As of September 30, 2024, the Company had a shareholders' deficit of $6.7 million and was not in compliance with the Shareholders' Equity Requirement.

In accordance with the Nasdaq Listing Rules, on May 20, 2024, the Company submitted a plan to regain compliance with the Stockholders’ Equity Requirement (the “Compliance Plan”) for the Staff’s consideration. On August 5, 2024, the Company was notified by the Staff that it has been granted an extension until September 30, 2024 to comply with the Compliance Plan and evidence compliance with the Shareholders’ Equity Requirement. On October 1, 2024, the Company received a delisting determination letter (“Delisting Determination Letter”) from the Staff notifying the Company that it did not meet the terms of an extension granted by Nasdaq to regain compliance with the Shareholders’ Equity Requirement. On October 8, 2024, the Company requested a hearing (the “Hearing”) before the Nasdaq Listing Qualifications Panel (“Panel”) to appeal the Staff’s delisting determination.

On November 18, 2024, the Company received a letter from the Nasdaq Office of General Counsel notifying the Company that the Company has regained compliance with the Shareholders’ Equity Requirement, and that the Hearing, originally scheduled for November 21, 2024, has been canceled.

Note 2. Summary of Significant Accounting Policies

Basis of presentation – The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the rules and regulations of the SEC and assumes that the Company will continue to operate as a going concern. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, including normal and recurring adjustments, which the Company considers necessary for the fair statement of financial information. The results of operations and comprehensive loss for the three and nine months ended September 30, 2024 are not necessarily indicative of expected results for the fiscal year ended December 31, 2024 or any other future period. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2023 and notes thereto included in its Form 10-K, as filed with the SEC on March 29, 2024.

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

Cash – The Company considers all highly-liquid investments with original maturities of 90 days or less at the time of acquisition to be cash equivalents. The Company had no cash equivalents as of September 30, 2024 or December 31, 2023.

Prepaid expenses – Payments made prior to the receipt of goods or services are capitalized until the goods or services are received.

Other current assets – Other current assets as of September 30, 2024 and December 31, 2023 were principally comprised of Value Added Tax (“VAT”) receivables.

Patent acquisition costs – Patent acquisition costs and related capitalized legal fees are amortized on a straight-line basis over the shorter of the legal or economic life. The estimated useful life is 22 years. The Company expenses costs associated with maintaining and defending patents after their issuance in the period incurred. Amortization expense for each of the three and nine months ended September 30, 2024 and 2023 was less than $0.1 million.

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

Convertible Notes – On May 10, 2024, the Company entered into unsecured convertible promissory notes (the “May 2024 Notes”) with existing investors: the Company’s Chairman, Dr. Ray Prudo, and Interim President and Chief Executive Officer and director of the Company, Dr. Samir Patel, for an aggregate of $1.0 million in gross proceeds. The May 2024 Notes bear interest at 15% per annum, which may be increased to 17% upon the occurrence of certain events of default as described therein, and the principal and all accrued but unpaid interest is due on the date that is the earlier of (a) ten (10) business days following the Company’s receipt of a U.K. research and development tax credit from HM Revenue and Customs, and (b) November 10, 2024. Provided, however, at any time or times from the date of the note and until the tenth business day prior to closing of the Merger, the note holders are entitled to convert any portion of the outstanding and unpaid amount, including principal and accrued interest, into Company ADSs at a fixed conversion price equal to $1.59, representing the Nasdaq official closing price of the Company’s ADSs on the issuance date, subject to certain restrictions. In October 2024, Drs. Prudo and Patel each elected to convert $125,000 of principal and all accrued interest into Company ADSs, resulting in the issuance of an aggregate of 406,236,000 ordinary shares represented by 203,118 ADSs. The remaining unconverted aggregate principal balance of the May 2024 Notes, or $750,000, was repaid in cash.

The Company accounts for convertible promissory notes in accordance with ASC Topic 470-20, Debt with Conversion and Other Options (“ASC 470-20”) and has not elected the fair value option as provided for within ASC Topics 815 and 825. Accordingly, the Company evaluated the embedded conversion and other features within the May 2024 Notes to determine whether any of the embedded features should be bifurcated from the host instrument and accounted for as a derivative at fair value. Based on management’s evaluation, the Company determined that the May 2024 Notes were not issued at a substantial premium and none of the embedded features were required to be bifurcated and accounted for separately. Accordingly, the May 2024 Notes are accounted for as a single liability measured at its amortized cost. Issuance costs incurred in connection with the issuance of the May 2024 Notes were immaterial. Interest expense incurred on the May 2024 Notes was less than $0.1 million for the three and nine months ended September 30, 2024. As of September 30, 2024, accrued interest on the May 2024 Notes of less than $0.1 million is included within “Accrued expenses” in the Company’s balance sheets.

Warrant Liability – The Company accounts for ordinary share or ADS warrants as either equity instruments, liabilities or derivative liabilities in accordance with ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and/or ASC Topic 815, Derivatives and Hedging (“ASC 815”), depending on the specific terms of the warrant agreement. Liability-classified warrants are recorded at their estimated fair values at issuance and are remeasured each reporting period until they are exercised, terminated, reclassified or otherwise settled. Changes in the estimated fair value of liability-classified warrants are recorded in "change in fair value of warrant liability" in the Company’s condensed consolidated statements of operations and comprehensive loss. Equity-classified warrants are recorded within "additional paid-in capital" in the Company's condensed consolidated statements of shareholders' (deficit) equity at the time of issuance and not subject to remeasurement.

In connection with the sale of the ADSs in the September 2022 Registered Direct Offering, the Company issued to the investors registered Series A warrants (“Series A Warrants”) to purchase an aggregate of 755,000 ADSs at $17.00 per ADS and registered Series B warrants (“Series B Warrants”) to purchase an aggregate of 755,000 ADSs at $17.00 per ADS (collectively, the “September 2022 Warrants”).The Company determined that the September 2022 Warrants are not indexed to the Company’s own stock in the manner contemplated by ASC 815-40-15, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. Accordingly, the Company classifies the September 2022 Warrants as derivative liabilities in its consolidated balance sheets. In September 2024, all outstanding Series A Warrants expired unexercised.

Other Current Liabilities – In February 2024, the Company entered into a short-term financing arrangement with a third-party vendor to finance insurance premiums. The aggregate amount financed under this agreement was $1.1 million, bearing interest at an annual rate of 7.49%. As of September 30, 2024, the balance of $0.2 million, which is included in “Other current liabilities” in the Company’s balance sheets, is scheduled to be paid in monthly installments through November 2024.

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

The Company accounts for research and development tax credits at the time its realization becomes probable as a credit to research and development expenses in the condensed consolidated statements of operations and comprehensive loss. During the three and nine months ended September 30, 2024 and 2023, the Company recognized research and development tax credits of approximately $1.3 million and $2.6 million, respectively.

Merger-Related Costs – Merger-related costs include direct expenses incurred in connection with the proposed Merger, as more fully described in Note 3, and are comprised primarily of legal and professional fees and other incremental costs directly associated to the Merger. For the three and nine months ended September 30, 2024 merger-related costs totaled $1.0 million and $2.3 million, respectively.

Restructuring and Other Costs – In May 2024, the Company began to implement a reduction-in-force of approximately 67% of its total workforce as a result of the recently announced program prioritization under which the Company’s HSCT-TMA program was suspended. The reduction-in-force was part of an operational restructuring plan (the “May 2024 Plan”) which included the elimination of certain senior management positions and was completed in the third quarter of 2024. The purpose of the restructuring plan, including the reduction-in-force, was to reduce HSCT-TMA related operating costs, while supporting the execution of the Company’s long-term strategic plan. During the three and nine months ended September 30, 2024, the Company has incurred restructuring-related charges of less than $0.1 million and $1.7 million related to the May 2024 Plan, respectively. Of the $1.7 million incurred during the nine months ended September 30, 2024, $1.4 million related to severance and other settlement payments to terminated executives and employees, and $0.3 million was non-cash expenses related to accelerated vesting of equity awards. The Company does not expect to incur additional restructuring-related expenses related to the May 2024 Plan.

As of September 30, 2024, of the $1.7 million total restructuring-related charges incurred, approximately $0.5 million was unpaid and included in accrued expenses in the accompanying condensed consolidated balance sheet. See Note 5. The Company expects these costs to be paid in the fourth quarter of 2024.

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

Leases – The Company accounts for its leases in accordance with ASC 842, Leases. In accordance with ASC 842, the Company records a right-of-use (“ROU”) asset and corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. Leases with an initial term of twelve months or less are not recorded on the condensed consolidated balance sheet and are recognized on a straight-line basis over the lease term. As of September 30, 2024 and December 31, 2023, the Company did not have any leases with a term longer than twelve months. Accordingly, no ROU assets and corresponding lease liabilities are included in the Company’s condensed consolidated balance sheets as of September 30, 2024 or December 31, 2023.

Income taxes – In accordance with ASC 270, Interim Reporting, and ASC 740, Income Taxes, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. For the three and nine months ended September 30, 2024 and 2023, the Company recorded no tax expense or benefit due to the expected current year loss and its historical losses. The Company has not recorded its net deferred tax asset as of either September 30, 2024 or December 31, 2023 because it maintained a full valuation allowance against all deferred tax assets as of these dates as management has determined that it is not more likely than not that the Company will realize these future tax benefits. As of September 30, 2024 and December 31, 2023, the Company had no uncertain tax positions.

Net loss per share – Basic net loss per ordinary share is computed by dividing net loss available to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period, which includes ordinary shares underlying pre-funded warrants, as such warrant is exercisable, in whole or in part, for nominal cash consideration with no expiration date. Diluted net loss per ordinary share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options, unvested restricted stock units, and warrants, which would result in the issuance of incremental ordinary shares, unless their effect would be anti-dilutive. For each of the three and nine months ended September 30, 2024 and 2023, diluted net loss per ordinary share is the same as basic net loss per ordinary share as the effects of the Company’s potentially dilutive securities were anti-dilutive.

The following potential dilutive securities, presented based on amounts outstanding at the end of each reporting period, have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	As of September 30,
	2024	2023
Stock options	507,014,688	680,112,400
Restricted stock units	251,823,915	418,580,700
Warrants	11,562,653,300	4,155,347,500
Convertible notes	1,257,860,000	—
Total	13,579,351,903	5,254,040,600

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

Note 3. Agreement and Plan of Merger

Agreement and Plan of Merger

On March 4, 2024, the Company entered into an Agreement and Plan of Merger with Peak Bio and Pegasus Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Akari (“Pegasus Merger Sub”), as amended by that certain side letter dated August 15, 2024 (the “Merger Agreement”), pursuant to which, on November 14, 2024, Pegasus Merger Sub merged with and into Peak Bio (the “Merger”), with Peak Bio surviving the Merger as a wholly owned subsidiary of Akari.

Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, at the effective time of the Merger (the “Effective Time”), each issued and outstanding share of Peak Bio common stock, par value $0.0001 per share (the “Peak Common Stock”) (other than (x) shares of Peak Common Stock held by Peak Bio as treasury stock, or shares of Peak Common Stock owned by Akari, Pegasus Merger Sub or any direct or indirect wholly owned subsidiaries of Akari and (y) Dissenting Shares (as defined in the Merger Agreement)), was converted into the right to receive the Company’s ADSs representing a number of Akari ordinary shares, par value $0.0001 per share (the “Akari Ordinary Shares”) equal to 0.2935 (the “Exchange Ratio”), each such share duly and validly issued against the deposit of the requisite number of Akari Ordinary Shares in accordance with the Deposit Agreement (as defined in the Merger Agreement). The Exchange Ratio was calculated in accordance with the terms of the Merger Agreement, such that the total number of shares of Akari ADSs issued in connection with the merger was approximately 48.4% of the outstanding shares of Akari ADSs on a fully diluted basis.

The board of directors of each of Akari and Peak has unanimously approved the Merger Agreement and the transactions contemplated thereby. On November 14, 2024, the Company closed the business combination contemplated by the Merger Agreement, as more fully described in Note 10.

Note 4. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s financial liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such values:

	September 30, 2024
(In thousands)	Total	Level 1	Level 2	Level 3
Liabilities
Warrant liability - Series B	$725	$—	$—	$725
Total liabilities	$725	$—	$—	$725

	December 31, 2023
(In thousands)	Total	Level 1	Level 2	Level 3
Liabilities
Warrant liability - Series A	$15	$—	$—	$15
Warrant liability - Series B	1,238	—	—	1,238
Total liabilities	$1,253	$—	$—	$1,253

The Company’s Level 3 liabilities consist of the Series B Warrants as of September 30, 2024 and the Series A and Series B Warrants as of December 31, 2023, which were determined to be liability-classified instruments. There were no transfers between Level 1, Level 2, and Level 3 during the nine months ended September 30, 2024 and 2023.

Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the activity in the warrant liability measured at fair value on a recurring basis using unobservable inputs (Level 3) during the nine months ended September 30, 2024:

	Warrant Liability
(In thousands)	Series A	Series B	Total
Balance, December 31, 2023	$15	$1,238	$1,253
Change in the fair value of liability	(15)	(513)	(528)
Balance, September 30, 2024	$—	$725	$725

Assumptions Used in Determining Fair Value of Liability-Classified Warrants

The fair value of the warrant liability is based on significant inputs, which represents a Level 3 measurement within the fair value hierarchy. The fair value of both the Series A Warrants and the Series B Warrants was determined using the Black-Scholes Option Pricing Model, which uses various assumptions, including (i) fair value of the Company’s ADSs, (ii) exercise price of the warrant, (iii) expected term of the warrant, (iv) expected volatility and (v) expected risk-free interest rate.

Below are the assumptions used for the fair value calculations of the Series B Warrants as of September 30, 2024, and Series A Warrants and Series B Warrants as of December 31, 2023:

	September 30, 2024	December 31, 2023
	Series B	Series A	Series B
Stock (ADS) price	$2.95	$3.12	$3.12
Exercise price	$17.00	$17.00	$17.00
Expected term (in years)	5.0	0.7	5.7
Expected volatility	80.0%	85.0%	95.0%
Risk-free interest rate	3.6%	5.1%	3.9%
Expected dividend yield	—	—	—

Note 5. Accrued Expenses

Accrued expenses consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
($ in thousands)	2024	2023
Employee compensation and benefits	$624	$187
External research and development expenses	589	635
Professional and consulting fees	861	669
Restructuring	450	—
Other	81	75
Total accrued expenses	$2,605	$1,566

Accrued restructuring expenses of approximately $0.5 million as of September 30, 2024 relate to one-time termination benefits payable to former employees, including an executive, which are payable in the fourth quarter of 2024. See Note 2.

Note 6. Shareholders’ (Deficit) Equity

Ordinary Shares

On September 30, 2023, the Company’s shareholders approved an increase to the number of authorized ordinary shares, par value $0.0001 (the “Ordinary Shares”), the Company can issue by 35,000,000,000 ordinary shares in addition to the number of shares outstanding on June 30, 2023. Accordingly, as of September 30, 2024 and December 31, 2023, the Company was authorized to issue up to 45,122,321,523 ordinary shares.

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

The following table summarizes the Company’s outstanding warrants as of September 30, 2024 and December 31, 2023:

	Number of Warrant ADSs
	September 30,	December 31,	Weighted-Average
	2024	2023	Exercise Price	Expiration Date
Equity-classified Warrants
2019 Investor Warrants	-	59,211	$60.00	7/1/2024
2019 Placement Warrants	-	8,881	$57.00	6/28/2024
2020 Investor Warrants	139,882	139,882	$44.00	Feb-Mar 2025
2020 Placement Warrants	22,481	22,481	$51.00	Feb-Mar 2025
July 2021 Placement Agent Warrants	19,919	19,919	$46.40	7/7/2026
December 2021 Investor Warrants	107,775	107,775	$33.00	1/4/2027
December 2021 Placement Agent Warrants	8,622	8,622	$35.00	12/29/2026
March 2022 Investor Warrants	186,020	186,020	$28.00	3/10/2027
March 2022 Placement Agent Warrants	14,882	14,882	$30.00	3/10/2027
October 2023 Investor Prefunded Warrants	48,387	48,387	$0.20	None
October 2023 Placement Agent Warrants	42,550	42,550	$4.13	10/6/2028
March 2024 Placement Agent Warrants	132,061	—	$1.85	3/27/2029
May 2024 Investor Warrants	4,029,754	—	$1.77	May-Jun 2027
May 2024 Placement Agent Warrants	322,380	—	$1.89	5/31/2029
	5,074,713	658,610
Liability-classified Warrants
September 2022 Series A Investor Warrants	-	755,000	$17.00	9/14/2024
September 2022 Series B Investor Warrants	755,000	755,000	$17.00	9/14/2029
	755,000	1,510,000
Total outstanding	5,829,713	2,168,610

The following table summarizes the Company’s warrants activity for the nine months ended September 30, 2024:

	Number of	Weighted-Average
	Warrant ADSs	Exercise Price
Outstanding at December 31, 2023	2,168,610	$21.97
Issued	4,484,195	1.78
Exercised	—	—
Expired	(823,092)	20.52
Outstanding at September 30, 2024	5,829,713	$6.65

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

As of September 30, 2024, the Company had 498,903,915 ordinary shares underlying outstanding equity awards under the 2023 Plan, consisting of stock options and RSUs, and 569,501,522 ordinary shares remained available for future grants under the 2023 Plan.

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

2014 Equity Incentive Plan

Under the 2014 Plan the Company was authorized to grant stock options, RSUs and other awards, to employees, members of the board of directors and consultants. Upon effectiveness of the 2023 Plan no further awards were available to be issued under the 2014 Plan. As of September 30, 2024, the Company had 259,934,688 ordinary shares underlying outstanding equity awards under the 2014 Plan, consisting of stock options.

Stock Options

The following is a summary of the Company’s stock option activity under the 2014 Plan and the 2023 Plan for the nine months ended September 30, 2024:

($ in thousands, except share and per share data)	Stock Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	651,237,400	$0.01	8.5	$—
Granted	205,080,000	0.00
Exercised	—	—
Forfeited	(304,302,712)	0.01
Expired	(45,000,000)	0.02
Outstanding at September 30, 2024 (1)	507,014,688	$0.01	6.4	$2
Exercisable at September 30, 2024	425,181,355	$0.01	6.0	$—

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

The weighted-average grant-date fair value per ordinary share of options granted during each of the nine months ended September 30, 2024 and 2023 was less than $0.01.

Option Valuation

The weighted-average assumptions that the Company used to determine the fair value of share options granted were as follows, presented on a weighted average basis:

	2024	2023
Expected volatility	82.6%	99.2%
Risk-free interest rate	3.7%	3.8%
Expected dividend yield	—	—
Expected term (in years)	5.1	6.0

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

The following table summarizes the Company’s RSU activity for the nine months ended September 30, 2024:

	Time-based Awards
($ in thousands, except per share data)	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested shares at December 31, 2023	385,954,925	$0.00
Granted	731,393,807	0.00
Forfeited	(482,249,417)	0.00
Vested	(383,275,400)	0.00
Nonvested shares at September 30, 2024	251,823,915	$0.00

The fair value of time-based RSUs that vested during the nine months ended September 30, 2024 and 2023 was approximately $0.5 million and $0.2 million, respectively.

Share-Based Compensation Expense

The Company classifies share-based compensation expense in the statement of operations in the same manner in which the award recipients’ payroll costs are classified or in which the award recipients’ service payments are classified. Total share-based compensation expense attributable to share-based payments made to employees, consultants and directors included in operating expenses in the Company's condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2024 and 2023, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2024	2023	2024	2023
Research and development	$27	$42	$83	$105
General and administrative	221	263	621	741
Restructuring and other costs	-	—	285	—
Total share-based compensation expense	$248	$305	$989	$846

During the nine months ended September 30, 2024, 276,000,000 ordinary shares underlying unvested time-based RSUs held by a former executive upon termination of employment were accelerated, resulting in additional stock-based compensation expense of $0.3 million.

As of September 30, 2024, total unrecognized compensation cost related to unvested stock options and time-based RSUs was $0.2 million and $0.2 million, respectively. The Company expects total unrecognized compensation costs related to unvested stock options and RSUs to be recognized over a weighted average period of 1.7 and 1.8 years, respectively.

Note 8. Related Party Transactions

The Doctors Laboratory

The Company leases office space for its U.K. headquarters in London from The Doctors Laboratory (“TDL”) and has incurred expenses of less than $0.1 million plus Value Added Tax (“VAT”) during each of the three months ended September 30, 2024 and 2023, and approximately $0.1 million plus VAT during each of the nine months ended September 30, 2024 and 2024. David Byrne, a former non-employee director of the Company, is the Chief Executive Officer of TDL and Dr. Prudo is the non-Executive Chairman of the Board of Directors of TDL.

The Company received certain laboratory testing services for its clinical trials and other administrative services provided by TDL and incurred expenses of less than $0.1 million during each of the three months ended September 30, 2024 and 2023 and less than $0.1 million and approximately $0.1 million during each of the nine months ended September 30, 2024 and 2023, respectively.

The Company recorded payable balances owed to TDL of less than $0.1 million as of September 30, 2024 and December 31, 2023.

Interim CEO Agreement

On May 31, 2024, the Company and Dr. Patel entered into an Interim Chief Executive Officer Agreement, effective as of May 1, 2024 (the “Interim CEO Agreement”). Pursuant to the Interim CEO Agreement, Dr. Patel serves as the Company’s Interim President and Chief Executive Officer as an independent contractor on an at-will basis. The Interim CEO Agreement can be terminated by the Company immediately for any reason. As the sole compensation for services provided under the Interim CEO Agreement, Dr. Patel was to be paid $50,000 per month in the form of fully vested ordinary shares. On September 16, 2024, the Company entered into an amendment to the Interim CEO Agreement (the “Amendment”), effective July 1, 2024, to revise Dr. Patel’s compensation in connection with the services as Interim President and Chief Executive Officer. Pursuant to the Amendment, in lieu of receiving the stated monthly compensation of $50,000 in the form of fully vested ordinary shares, Dr. Patel shall be paid in the form of fully vested non-qualified stock options to purchase ordinary shares (“NQSO”), with the number of ADSs underlying each such monthly NQSOs grant to be equal to two times the number determined by dividing (i) $50,000 by (ii) the closing price of the Company's ADSs on the Nasdaq Capital Market on the last day of each month (or partial month) Dr. Patel serves as the Company’s Interim President and Chief Executive Officer.

During the three and nine months ended September 30, 2024, the Company recognized approximately $0.1 million and $0.3 million, respectively, in non-cash share-based compensation costs pursuant to the Interim CEO Agreement, as amended, pertaining to (i) NQSOs granted to Dr. Patel to purchase 87,540,000 ordinary shares at an exercise price of less than $0.01 per ordinary share with a grant date fair value of approximately $0.2 million, and (ii) 91,396,000 fully vested ordinary shares granted to Dr. Patel.

Note 9. Commitments and Contingencies

Leases

The Company is currently party to a short-term lease for its U.S headquarters, which currently expires in May 2025, and a short-term lease with TDL for its London offices, which currently expires in July 2025. The Company is not party to any material lease agreements.

For each of the three months ended September 30, 2024 and 2023, the Company incurred lease costs of less than $0.1 million. For each of the nine months ended September 30, 2024 and 2023, the Company incurred leases costs of approximately $0.2 million.

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

During each of the three months ended September 30, 2024 and 2023, the Company charged less than $0.1 million to operating expenses related to the Company's contributions to employee benefit plans. During the nine months ended September 30, 2024 and 2023, the Company charged $0.1 million and $0.2 million, respectively, to operating expenses related to the Company's contributions to employee benefit plans.

Note 10. Subsequent Events

Conversion of May 2024 Notes

In October 2024, Drs. Prudo and Patel each elected to convert $125,000 of principal and all accrued interest into Company ADSs, resulting in the issuance of an aggregate of 406,236,000 ordinary shares represented by 203,118 ADSs. The remaining unconverted aggregate principal balance of the May 2024 Notes, or $750,000, was repaid in cash.

November Private Placement

On November 13, 2024, the Company entered into a securities purchase agreement with certain investors, including Akari’s Chairman, Dr. Ray Prudo, and a director and Interim President and Chief Executive Officer of the Company, Dr. Samir R. Patel, pursuant to which the Company agreed to sell and issue in a private placement (the “November Private Placement”) an aggregate of 1,713,402 unregistered Akari ADSs, each representing 2,000 of Akari Ordinary Shares, and Series D Warrants (the “Series D Warrants”) to purchase up to 1,713,402 ADSs, at a per unit price of (i) $1.70 per ADS and Series D Warrant for all investors other than Drs. Patel and Prudo, and (ii) $2.385, which is equal to the consolidated closing bid price of the ADSs on The Nasdaq Stock Market on November 12, 2024 plus $0.125 for Drs. Patel and Prudo, for aggregate gross proceeds of $3.2 million. The November Private Placement is expected to close shortly following the closing of the Merger, subject to the satisfaction of customary closing conditions.

The Series D Warrants have a term of three years from the closing date of the November Private Placement and have cashless exercise provisions. The Series D Warrants have an exercise price of $2.26 per ADS, which is equal to the Nasdaq official closing price of Akari’s ADSs on the Nasdaq Capital Market on November 12, 2024. The Series D Warrants issued to Dr. Patel and Dr. Prudo are immediately exercisable and the warrants issued to each of the other investors will be exercisable six months after issuance.

Akari paid Paulson and Chardan Capital Markets, LLC (“Chardan”) (i) with respect to Paulson, a cash fee equal to 7.0% (or 3.5% for any investor that is a director or affiliate of Akari), and (ii) with respect to Chardan, a cash fee equal to 3.5%, in each case of the aggregate purchase price for the ADSs and Warrants sold in the November Private Placement.

Merger with Peak Bio

On November 14, 2024, the Company completed the previously announced strategic combination contemplated by the Merger Agreement, pursuant to which, Merger Sub merged with and into Peak Bio, with Peak Bio surviving the Merger as a wholly owned subsidiary of Akari.

Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, at the Effective Time, each issued and outstanding share of Peak Common Stock (other than (x) shares of Peak Common Stock held by Peak Bio as treasury stock, or shares of Peak Common Stock owned by Akari, Merger Sub or any direct or indirect wholly-owned subsidiaries of Akari and (y) Dissenting Shares (as defined in the Merger Agreement), was converted into the right to receive Akari ADSs representing a number of Akari Ordinary Shares equal to 0.2935 (the “Exchange Ratio”), each such share duly and validly issued against the deposit of the requisite number of Akari Ordinary Shares in accordance with the Deposit Agreement (as defined in the Merger Agreement). The Exchange Ratio was calculated in accordance with the terms of the Merger Agreement and is such that the total number of shares of Akari ADSs issued in connection with the Merger is approximately 48.4% of the outstanding shares of Akari on a fully diluted basis.

At the Effective Time, each warrant to purchase capital stock of Peak Bio (“Peak Warrant”) that was outstanding immediately prior to the Effective Time was converted into and exchangeable for warrants to purchase a number of Akari Ordinary Shares or Akari ADSs, as determined by Akari (each, an “Adjusted Warrant”), on substantially similar terms and subject to substantially similar conditions as were applicable to such Peak Warrant immediately prior to the Effective Time, except (i) for terms rendered inoperative by reason of the transactions contemplated by the Merger Agreement, (ii) as provided in the following sentence and (iii) such amendments to the terms of the Adjusted Warrants as are necessary to comply with applicable Law (as defined in the Merger Agreement). The number of Akari Ordinary Shares (or the number of Akari Ordinary Shares underlying Akari ADSs, as applicable) subject to each Adjusted Warrant is equal to the number of shares of Peak Common Stock issuable upon exercise of such Peak Warrant immediately prior to the Effective Time multiplied by the Exchange Ratio, with any fractional Akari Ordinary Shares or Akari ADSs rounded down to the nearest whole Akari Ordinary Share or Akari ADS, as applicable, and the exercise price with respect to each Akari Ordinary Share (or each Akari Ordinary Share underlying Akari ADSs, as applicable) underlying such Adjusted Warrant equal to the exercise price of such Peak Warrant immediately prior to the Effective Time divided by the Exchange Ratio.

At the Effective Time, each option to acquire shares of Peak Common Stock (“Peak Option”) that was outstanding and unexercised immediately prior to the Effective Time, whether or not vested, was assumed and converted into an option to purchase a number of Akari ordinary shares or Akari ADSs, as determined by Akari (each, an “Adjusted Option”). The number of Akari Ordinary Shares (or the number of Akari Ordinary Shares underlying Akari ADSs, as applicable) subject to the Adjusted Option is equal to the product of (i) the total number of shares of Peak Common Stock subject to such Peak Option immediately prior to the Effective Time multiplied by (ii) the Exchange Ratio, with any fractional Akari Ordinary Shares or Akari ADSs rounded down to the nearest whole Akari Ordinary Share or Akari ADS, as applicable, and the exercise price per share of each Adjusted Option equal to the exercise price of such Peak Option immediately prior to the Effective Time divided by the Exchange Ratio.

The issuance of Akari Ordinary Shares, which are represented by Akari ADSs, in connection with the Merger were registered under the Securities Act, pursuant to a registration statement on Form S-4 (File No. 333-282127) filed by Akari with the SEC and declared effective on October 11, 2024.

The parties to the Merger Agreement have agreed that the November Private Placement satisfies the conditions set forth in Sections 7.2(e) and 7.3(e) of the Merger Agreement.

Authorized Shares

On November 7, 2024, the Company’s shareholders approved certain proposals such that the Company’s directors or any duly authorized committee of the directors be generally and unconditionally authorized to (i) allot shares in the Company and to grant rights to subscribe for or to convert any security into shares in the Company up to a maximum aggregate nominal amount of $14,444,680 in connection with the Merger for a period expiring (unless previously renewed, varied or revoked by resolution of Akari) at the conclusion of Akari’s annual general meeting in 2025, and (ii) allot shares in the Company and to grant rights to subscribe for or to convert any security into shares in the Company up to an aggregate nominal amount of $5,546,667 for a period expiring (unless otherwise renewed, varied or revoked by the Company at a general meeting) on November 6, 2029.

2023 Equity Incentive Plan

On November 7, 2024, the Company’s shareholders approved an increase in the number of shares available for the grant of awards under the 2023 Plan by 7,800,000,000 Ordinary Shares to an aggregate of 8,780,000,000 Ordinary Shares, plus such additional number of ordinary shares (up to 855,637,300 ordinary shares) subject to awards granted under the 2014 Plan, to the extent such awards are forfeited, cancelled, or expire unexercised.

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

Overview

We are a biotechnology company focused on developing advanced therapies for autoimmune and inflammatory diseases involving the complement component 5 (“C5”) and leukotriene B4 (“LTB4”) pathways. Each of these pathways has scientifically well-supported causative roles in the diseases we are targeting. We believe that blocking early mediators of inflammation will prevent initiation and continual amplification of the processes that cause certain diseases. Our activities since inception have consisted of performing non-clinical and clinical research and development activities and raising capital.

Our lead product candidate, nomacopan, is a recombinant small protein (16,769 Da) derived from a protein originally discovered in the saliva of the Ornithodoros moubata tick, which modulates the host immune system to allow the parasite to feed without alerting the host to its presence or provoking an immune response. Nomacopan is a second-generation complement inhibitor which has been shown to act on complement C5, preventing release of C5a and formation of C5b-9 (also known as the membrane attack complex (“MAC”)). Nomacopan also specifically sequesters and inhibits LTB4. Complement C5 and LTB4 activation and their proinflammatory actions are typically co-localised during an immune reaction. With its unique bispecific mode of action and biophysical properties, we believe nomacopan may be able to prevent inflammatory and prothrombotic activities of these two important pathways and also and has the potential to be formulated for administration by a variety of routes including subcutaneous, intravenous, topical to eye, inhaled and intravitreous.

We are investigating PAS-nomacopan, a long-acting form of nomacopan that is a bispecific inhibitor of C5 and LTB4, for the intravitreal treatment of geographic atrophy (“GA”) secondary to dry age-related macular degeneration (“AMD”) in preclinical studies. Following a positive and constructive Pre-Investigational New Drug application meeting with FDA in August 2024, we are completing final non-clinical studies and Good Manufacturing Practices (“GMP”) manufacturing and expect to file an Investigational New Drug Application (“IND”) with the FDA in 2025 for PAS-nomacopan in GA. We believe PAS-nomacopan has the potential for longer dose intervals between intravitreous injections than currently approved complement only inhibitors, as well as potential reduction of the choroidal neovascularization (“CNV”) risk that is associated with approved inhibitors. CNV is a sight-threatening over development of blood vessels within the retina, which is typically treated with anti-vascular endothelial growth factor (“VEGF”) intravitreal injections. As a bispecific inhibitor of complement C5 and LTB4 we believe PAS-nomacopan may be more efficacious than marketed treatments for GA that only inhibit complement.

Until May 2024, we were conducting a clinical trial of subcutaneous nomacopan for the treatment of hematopoietic stem cell transplant-related thrombotic microangiopathy (“HSCT-TMA”) in pediatrics. Following completion of a portfolio prioritization review, we announced that our HSCT-TMA program will be suspended, as more fully described below.

Recent Developments

Pipeline Prioritization of the Merged Companies

In May 2024, we announced the completion of a joint portfolio prioritization review pursuant to which the anticipated combined entity, following completion of the proposed Merger (as defined below), will focus on Peak Bio’s antibody drug conjugate (“ADC”) platform technology and our PAS-nomacopan GA program. As a result, our HSCT-TMA program was suspended, with enrollment in our pediatric clinical study discontinued due to cost and timeline. Following the closing of the Merger on November 14, 2024, we have expanded our pipeline of assets spanning early and late development stages with the addition of Peak Bio’s ADC toolkit with novel payload and linker technologies as well as the Peak Bio PHP-303 small molecule selective and reversible neutrophil elastase inhibitor. The ADC program includes a novel pre-clinical ADC candidate targeting TROP-2. By combining chemotherapy with immunotherapy strategies, we aim to develop cutting-edge solutions for cancer patients. Further, related to PHP-303, we expect to emphasize partnering/collaboration and licensing opportunities with broad potential impact on patients. We also plan to work closely with the FDA to define the best path for this platform and will pursue opportunities for external partnering/collaboration and licensing for nomacopan, including as a potential treatment for pediatric HSCT-TMA.

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

Merger Agreement

On November 14, 2024, we completed the previously announced strategic combination (the “Closing”) contemplated by that Agreement and Plan of Merger by and among Akari, Peak Bio, Inc. (“Peak Bio”) and Pegasus Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Akari (“Merger Sub”) as amended by that certain side letter dated August 15, 2024 (the “Merger Agreement”), pursuant to which, upon the terms and subject to the conditions thereof, Merger Sub was merged with and into Peak Bio (the “Merger”), with Peak Bio surviving the Merger as a wholly owned subsidiary of Akari.

For additional information on the Merger and the Closing, refer to Note 3 and Note 10 to the notes to unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

Results of Operations

Three and Nine Months Ended September 30, 2024 and 2023

Overview

During the three months ended September 30, 2024, our loss from operations totaled $2.9 million, a 17% increase, compared to a loss from operations of $2.5 million for the three months ended September 30, 2023. During the nine months ended September 30, 2024, our loss from operations totaled $16.4 million, a 40% increase, compared to a loss from operations of $11.7 million for the nine months ended September 30, 2023. Our total operating expenses are set forth by category in the table below:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
($ in thousands)	2024	2023	$ Change	2024	2023	$ Change
Operating expenses:
Research and development	$143	$(314)	$457	$5,736	$2,941	$2,795
General and administrative	1,709	2,821	(1,112)	6,616	8,775	(2,159)
Merger-related costs	992	—	992	2,290	—	2,290
Restructuring and other costs	83	—	83	1,723	—	1,723
Total operating expenses	$2,927	$2,507	$420	16,365	11,716	4,649
Loss from operations	$(2,927)	$(2,507)	$(420)	$(16,365)	$(11,716)	$(4,649)

Research and development expenses

Our research and development expenses are charged to operations as incurred, and we incur both direct and indirect expenses for each of our programs. We track direct research and development expenses by preclinical and clinical programs, which may include third-party costs such as CROs, contract laboratories, consulting, and clinical trial costs. We do not allocate indirect research and development expenses, which may include product development and manufacturing, clinical, medical, regulatory, laboratory (equipment and supplies), personnel, facility and other overhead costs, to specific programs.

During the three months ended September 30, 2024, total research and development expenses increased by approximately $0.5 million, or 146%, as compared to the three months ended September 30, 2023. During the nine months ended September 30, 2024, total research and development expenses increased by approximately $2.8 million, or 95%, as compared to the nine months ended September 30, 2023. The following sets forth research and development expenses for the three and nine months ended September 30, 2024 and 2023 by category:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
($ in thousands)	2024	2023	$ Change	2024	2023	$ Change
Clinical Trials:
HSCT-TMA clinical development (AK901)	$477	$364	$113	$1,560	$1,088	$472
BP clinical development (AK802)	—	(10)	10	—	(1,073)	1,073
Chemistry, manufacturing and control	459	795	(336)	3,401	1,639	1,762
Other external development expenses	159	281	(122)	754	1,346	(592)
Personnel costs	330	827	(497)	1,303	2,512	(1,209)
Tax credits	(1,282)	(2,571)	1,289	(1,282)	(2,571)	1,289
Total research and development expenses	$143	$(314)	$457	$5,736	$2,941	$2,795

HSCT-TMA clinical development (AK901)

These expenses include external expenses that we have incurred in connection with the development of nomacopan for the treatment of pediatric HSCT-TMA and primarily consist of payments to CROs and other vendors. The $0.1 million, or 31%, increase in expenses incurred during the three months ended September 30, 2024 and $0.5 million, or 43%, increase in expenses incurred during the nine months ended September 30, 2024, each as compared to the corresponding 2023 period, is primarily due to changes in clinical trial status and related impact on direct service fees incurred with CROs and timing of investigator payments. While the increase for three months ended September 30, 2024 was primarily due to clinical trial close out costs, the increase for the nine months ended September 30, 2024 was also due to increases in patient enrollment and related clinical trial costs incurred during the first quarter of 2024, prior to suspension of the program. In May 2024, following the completion of a pipeline prioritization review, we determined to suspend our HSCT-TMA program. Accordingly, we expect future HSCT-TMA costs to decrease following completion of the wind-down and closeout of the clinical trial.

BP clinical development (AK802)

These expenses previously included external expenses that we incurred in connection with the development of nomacopan for the treatment of bullous pemphigoid (“BP”) and primarily consist of payments to CROs and other vendors. In 2022, we discontinued our BP clinical program and in connection with the final reconciliation of clinical trial close-out costs, we recorded a $1.1 million credit in 2023 and do not expect to incur material additional costs related to this program.

Chemistry, manufacturing and control

These expenses include external expenses incurred related to the development and manufacturing of nomacopan for use in clinical trials and preclinical development of PAS-nomacopan. Such expenses primarily consist of payments to CMOs and other vendors for manufacturing of drug substance (including raw materials), drug product, supplies, and validation, quality assurance and manufacturing development activities. The $0.3 million, or 42%, decrease in expenses incurred during the three months ended September 30, 2024 and $1.8 million, or 108%, increase in expenses incurred during the nine months ended September 30, 2024, each as compared to the corresponding periods in 2023, is primarily due to the timing of manufacturing and development activities, including decreases in spending on the development of and preparation for manufacturing of PAS-nomacopan during the three months ended September 30, 2024 as a result of the completion of PAS-nomacopan good manufacturing practice (“GMP”) drug substance manufacturing during the second quarter of 2024 which was the primary reason for the increase in costs during the nine months ended September 30, 2024, as compared to 2023.

Other external development expenses

These expenses include external expenses, such as payments to contract vendors, which may be related to preclinical development activities and other unallocated expenses. The $0.1 million, or 43%, decrease in expenses incurred during the three months ended September 30, 2024 and $0.6 million, or 44%, decrease in expenses incurred during the nine months ended September 30, 2024, each as compared to the corresponding periods in 2023, is primarily related to lower costs incurred related to preclinical studies and other development work investigating PAS-nomacopan for the treatment of GA.

Personnel costs

These expenses include compensation and related costs associated with employees, independent consultants and staffing firms. The $0.5 million, or 60%, decrease in expenses incurred during the three months ended September 30, 2024 and $1.2 million, or 48%, decrease in expenses incurred during the nine months ended September 30, 2024, each as compared to the corresponding periods in 2023, is primarily due to the impact of the RIF which was announced in May 2024, along with lower costs incurred with consultants. Separation benefits paid to impacted employees are classified separately under “Restructuring and other costs” as discussed below.

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

General and administrative expenses

During the three months ended September 30, 2024, total general and administrative costs decreased by approximately $1.1 million, or 39%, as compared to the three months ended September 30, 2023. During the nine months ended September 30, 2024, total general and administrative costs decreased by approximately $2.2 million, or approximately 25%, as compared to the nine months ended September 30, 2023. The decreases during both periods were primarily due to decreases in personnel costs resulting from the impact of the RIF which was announced in May 2024, along with lower costs incurred with consultants. Separation benefits paid to impacted employees are classified separately under “Restructuring and other costs” as discussed below.

Merger-related Costs

Merger-related costs consist of direct expenses incurred in connection with the proposed Merger and are comprised primarily of legal and professional fees.

Merger-related costs for the three and nine months ended September 30, 2024 were $1.0 million and $2.3 million, respectively. No such costs were incurred during the corresponding 2023 periods.

Restructuring and Other Costs

Restructuring costs consist primarily of severance and related benefit costs related to workforce reductions incurred in connection with the RIF, which the Company began to implement in May 2024.

Restructuring and other costs for the three and nine months ended September 30, 2024 were $0.1 million and $1.7 million, respectively, and includes $0.3 million of non-cash share-based compensation expense for the nine months ended September 30, 2024. No such costs were incurred during the corresponding 2023 periods.

Interest income

Interest income consists primarily of interest income received on deposits.

During the three and nine months ended September 30, 2024 and 2023, interest income was less than $0.1 million. Interest income may fluctuate from period to period due to changes in average cash balances and prevailing interest rates.

Interest expense

Interest expense primarily consists of interest incurred on the May 2024 Notes and in connection with the financing of director and officer insurance premiums.

During the three and nine months ended September 30, 2024, interest expense was less than $0.1 million and approximately $0.1 million, respectively. Interest expense may fluctuate from period to period due to changes in average interest-bearing loans and related interest rates. No interest expense was recognized during the three and nine months ended September 30, 2023.

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

During the three months ended September 30, 2024, we recorded a change in the fair value of warrant liability, representing a non-cash warrant revaluation gain of less than $0.1 million, as compared to a non-cash warrant revaluation loss of approximately $0.3 million for the three months ended September 30, 2023. Changes in the fair value of the warrant liability and resulting warrant revaluation gain for the three months ended September 30, 2024 was driven primarily by decreases in expected term and expected volatility assumptions during the reporting period. Changes in the fair value of the warrant liability and resulting warrant revaluation loss for the three months ended September 30, 2023 was driven primarily by an increase in our stock price during the reporting period.

During the nine months ended September 30, 2024 and 2023, we recorded a change in the fair value of warrant liability, representing a non-cash warrant revaluation gain, of approximately $0.5 million and $5.9 million, respectively. Changes in the fair value of the warrant liability and resulting warrant revaluation gains for each of the nine months ended September 30, 2024 and 2023 was driven by a decrease in our stock price and decreases in expected term and expected volatility assumptions during the reporting period.

Foreign currency exchange gain (loss), net

During the three months ended September 30, 2024, we recorded a net foreign currency exchange gain of $0.1 million, as compared to a net foreign currency exchange loss for the three months ended September 30, 2023. During each of the nine months ended September 30, 2024 and 2023, we recorded a net foreign currency exchange loss of less than $0.1 million. Exchange gains and losses can fluctuate significantly from period to period due to changes in exchange rates as well as the volume and timing of expenditures and related payments denominated in foreign currencies.

Other expense, net

During each of the three and nine months ended September 30, 2024 and 2023, net other expense was less than $0.1 million and not material. Such expenses are not expected to be material to our future results of operations.

Net Loss Applicable to Ordinary Shareholders

As a result of the factors discussed above, net loss applicable to ordinary shareholders for each of the three months ended September 30, 2024 and 2023 was $2.9 million. Net loss applicable to ordinary shareholders for the nine months ended September 30, 2024 and 2023 was $16.0 million and $5.9 million, respectively.

Financial Condition, Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have incurred substantial losses, and we have primarily funded our operations with proceeds from the sale of equity securities, including ordinary shares, warrants and pre-funded warrants, and convertible notes. At September 30, 2024, we had $2.2 million in cash and an accumulated deficit of $243.5 million. To date, we have not generated any revenue.

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

November 2024 Private Placement

As discussed in Note 10 to our notes to unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q, in November 2024, we entered into a purchase agreement with certain investors, pursuant to which we agreed to sell and issue in a private placement an aggregate of 1,713,402 ADSs, and warrants to purchase up to 1,713,402 ADS, at a per unit (each unit consists of one ADS and one warrant) purchase price of (i) $1.70 per ADS and warrant for all investors other than Drs. Patel and Prudo, and (ii) $2.385, which is equal to the consolidated closing bid price of the ADSs on The Nasdaq Stock Market on November 12, 2024 plus $0.125 for Drs. Patel and Prudo, for aggregate gross proceeds of $3.2 million.

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

Funding Requirements

As of the date of this report, we expect our existing cash, plus cash expected to be received from the November 2024 Private Placement to be sufficient to fund our operations into the first quarter of 2025. We do not currently have any products approved for sale and do not generate any revenue from product sales. We are currently seeking and expect to continue to seek additional funding through financings of equity and/or debt securities. We may also engage in strategic research and development collaborations, clinical funding arrangements, the sale or license of technology assets, and/or other strategic alternatives.

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
•
the cost, timing, and outcome of regulatory reviews; and
•
continued compliance with both Nasdaq continued listing requirements and Exchange Act requirements.

In addition, increases in expenses or delays in clinical development may adversely impact our cash position and require additional funds or cost reductions.

Based on our recurring losses from operations incurred since inception, our expectation of continuing operating losses for the foreseeable future, negative operating cash flows for the foreseeable future, and the need to raise additional capital to finance its future operations, we have concluded that there is substantial doubt regarding our ability to continue as a going concern within one year after the date that our unaudited condensed consolidated financial statements, included elsewhere in this Form 10-Q (such unaudited condensed consolidated financial statements, the “consolidated financial statements”) are issued. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As such, the accompanying condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded assets and liabilities that might be necessary if we are unable to continue as a going concern.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Nine Months Ended
	September 30,
(In thousands)	2024	2023
Net cash (used in) provided by:
Net cash used in operating activities	$(10,428)	$(12,023)
Net cash provided by financing activities	8,834	3,503
Effect of exchange rates on cash	(5)	1
Net decrease in cash	$(1,599)	$(8,519)

Operating Activities. The net cash used in operating activities for the periods presented consists primarily of our net loss adjusted for non-cash charges and changes in components of working capital. The decrease in cash used in operating activities during the nine months ended September 30, 2024, as compared to the 2023 period, was primarily due to the net impact of deferrals of payables in order to preserve cash until additional capital is raised for working capital purposes, partially offset by an increase in operating expenses.

Investment Activities. There were no investing activities during the nine months ended September 30, 2024 and 2023.

Financing Activities. Net cash provided by financing activities primarily consisted of the following:

•
For the nine months ended September 30, 2024, an aggregate of $8.7 million in net proceeds received from debt and equity financings, including (i) $1.7 million in net proceeds from the March 2024 Private Placement, (ii) $1.0 million in net proceeds from the issuance of the May 2024 Notes, and (iii) $7.0 million in net proceeds from the May 2024 Private Placement, partially offset by $0.9 million in payments related to our short-term insurance premium financing arrangement; and
•
For the nine months ended September 30, 2023, an aggregate of $3.5 million in net proceeds received from the March 2023 Registered Direct Offering.

Material Cash Requirements

During the nine months ended September 30, 2024, there were no material changes outside the ordinary course of our business to our contractual obligations and cash requirements, as disclosed in our Form 10-K.

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

There have been no material changes to our critical accounting policies and estimates since December 31, 2023. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” of our Form 10-K, for a discussion of significant estimates and assumptions made by our management as part of the preparation of this management's discussion and analysis of financial condition and results of operations and accompanying condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

a)
Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2024, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our principal executive officer and principal financial officer by others, particularly during the period in which this report was prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b)
Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2024 and June 30, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2024, we did not have any sales of unregistered securities.

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

Nasdaq Compliance Update

On April 5, 2024, we received a letter (“Letter”) from the Listing Qualifications Staff (the “Staff”) of The Nasdaq Capital Market (“Nasdaq”) notifying us that our shareholders’ equity as reported in our Form 10-K was not in compliance with the minimum shareholders’ equity requirement under Nasdaq Listing Rule 5550(b)(1), which requires listed companies to maintain shareholders’ equity of at least $2.5 million (the “Shareholders’ Equity Requirement”). In accordance with the Nasdaq Listing Rules, on May 20, 2024, we submitted a plan to regain compliance with the Stockholders’ Equity Requirement (the “Compliance Plan”) for the Staff’s consideration. On August 5, 2024, we were notified by the Staff that we had been granted an extension until September 30, 2024 to comply with the Compliance Plan and evidence compliance with the Shareholders’ Equity Requirement. On October 1, 2024, we received a delisting determination letter (“Delisting Determination Letter”) from the Staff notifying us that we did not meet the terms of the extension. On October 8, 2024, we requested a hearing before the Nasdaq Listing Qualifications Panel to appeal the Staff’s delisting determination.

On November 18, 2024, we received a letter from the Nasdaq Office of General Counsel notifying us that we have regained compliance with the Shareholders’ Equity Requirement. While we have regained compliance with the Shareholder’s Equity Requirement, we cannot guarantee that we will maintain compliance with this requirement and the other continued listing requirements of Nasdaq.

Item 6. Exhibits.

Exhibit Number	Description
10.1

Side Letter Agreement, dated August 15, 2024, by and among Akari Therapeutics, Plc, Pegasus Merger Sub, Inc. and Peak Bio, Inc. (incorporated by reference to Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q, as filed with the SEC on August 19, 2024).

10.2†

Amendment to Interim Chief Executive Officer Agreement, between Akari Therapeutics, Plc and Samir R. Patel, M.D., dated as of September 16, 2024 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, as filed with the SEC on September 18, 2024).

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

Akari Therapeutics, Plc

By:
Date: November 19, 2024		/s/ Samir R. Patel, M.D.
Samir R. Patel, M.D.
Interim President, Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Wendy DiCicco
Date: November 19, 2024		Wendy DiCicco
Interim Chief Financial Officer
(Principal Financial Officer)