Form 10-Q
period 2025-03-31
Akari Therapeutics Plc
filed 2025-05-14
CIK 1541157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares of Registrant’s Ordinary Shares outstanding as of May 9, 2025 was 64,352,739,523.

i

GENERAL INFORMATION

Unless otherwise stated or the context requires otherwise, references in this Quarterly Report on Form 10-Q ( “Form 10-Q”) to “Akari,” the “company,” the “Company,” “we,” “us,” “our” or similar designations refer to Akari Therapeutics, Plc and its subsidiaries, taken together. All trademarks, service marks, trade names and registered marks used in this report are trademarks, trade names or registered marks of their respective owners.

Statements made in this Form 10-Q concerning the contents of any agreement, contract or other document are summaries of such agreements, contracts or documents and are not complete description of all of their terms. If we filed any of these agreements, contracts or documents as exhibits to this Form 10-Q or to any previous filing with the Securities and Exchange Commission (“SEC”), you may read the document itself for a complete understanding of its terms.

ii

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q and the documents we incorporate by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, included or incorporated in this report regarding, among other things, our cash resources and projected cash runway, financial position, our strategy, strategic alternatives, future operations, clinical trials (including, without limitation, the anticipated timing enrollment, and results thereof), collaborations, intellectual property, future revenues, projected costs, fundraising and/or financing plans, prospects, developments relating to our competitors and our industry, the timing or likelihood of regulatory actions, filings and approvals for our current and future drug candidates, and the plans and objectives of management are forward-looking statements. The words “believes,” “anticipates,” “estimates,” “plans,” “expects,” “intends,” “may,” “could,” “should,” “potential,” “likely,” “projects,” “intend,” “continue,” “will,” “schedule,” “would,” “aim,” “contemplate,” “estimate,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we will actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may be beyond our control, and which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance, or achievements expressed or implied by such forward-looking statements.

There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements. These important factors include those set forth under Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (our “Form 10-K”) and Part II “Item 1A. Risk Factors” of this Form 10-Q and in our other disclosures and filings we have made with the SEC. These factors and the other cautionary statements made in this Form 10-Q and the documents we incorporate by reference should be read as being applicable to all related forward-looking statements whenever they appear in this Form 10-Q and the documents we incorporate by reference.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

AKARI THERAPEUTICS, PLC

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash	$2,582	$2,599
Restricted cash	60	60
Prepaid expenses	627	92
Other current assets	80	201
Total current assets	3,349	2,952
Goodwill	8,430	8,430
Other intangible assets	39,180	39,180
Total assets	$50,959	$50,562

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,067	$12,407
Accrued expenses	3,494	3,137
Convertible notes	700	700
Convertible notes, related party	250	250
Notes payable	228	659
Notes payable, related party	668	1,651
Warrant liabilities	1,066	1,012
Liability related to deposits received for share subscriptions	950	—
Other current liabilities	484	94
Total current liabilities	20,907	19,910
Other non-current liabilities	266	383
Deferred tax liability	8,040	8,040
Total liabilities	29,213	28,333

Commitments and contingencies (Note 13)

Shareholders’ equity:
Share capital of $0.0001 par value
Authorized: 245,035,791,523 ordinary shares at March 31, 2025 and December 31, 2024, respectively; issued and outstanding: 57,752,981,523 and 53,186,919,523 ordinary shares at March 31, 2025 and December 31, 2024, respectively	5,776	5,319
Additional paid-in capital	215,506	212,706
Capital redemption reserve	52,194	52,194
Accumulated other comprehensive loss	(773)	(738)
Accumulated deficit	(250,957)	(247,252)
Total shareholders’ equity	21,746	22,229
Total liabilities and shareholders' equity	$50,959	$50,562

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKARI THERAPEUTICS, PLC

Condensed Consolidated Statements of Operations

and Comprehensive Loss

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2025	2024
Operating expenses:
Research and development	$813	$2,279
General and administrative	2,712	3,710
Total operating expenses	3,525	5,989
Loss from operations	(3,525)	(5,989)
Other income (expense):
Interest income	—	2
Interest expense	(55)	—
Gain on debt extinguishment	54	—
Change in fair value of warrant liabilities	(54)	649
Foreign currency exchange loss, net	(125)	(226)
Other expense, net	—	(2)
Total other (expense) income, net	(180)	423
Net loss	$(3,705)	$(5,566)

Net loss per share –– basic and diluted	$(0.00)	$(0.00)
Weighted-average number of ordinary shares used in computing net loss per share –– basic and diluted	54,588,283,841	13,453,147,979

Comprehensive loss:
Net loss	$(3,705)	$(5,566)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(35)	279
Total other comprehensive (loss) income, net of tax	(35)	279
Total comprehensive loss	$(3,740)	$(5,287)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKARI THERAPEUTICS, PLC

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

(amounts in thousands, except share data)

(unaudited)

	Three Months Ended March 31, 2025

					Accumulated
			Additional	Capital	Other		Total
	Share Capital $0.0001 par value		Paid-in-	Redemption	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Reserve	Loss	Deficit	Equity
Balance, December 31, 2024	53,186,919,523	$5,319	$212,706	$52,194	$(738)	$(247,252)	$22,229
Issuance of share capital related to financing, net of issuance costs	4,566,062,000	457	1,785	—	—	—	2,242
Stock-based compensation	—	—	1,015	—	—	—	1,015
Foreign currency translation	—	—	—	—	(35)	—	(35)
Net loss	—	—	—	—	—	(3,705)	(3,705)
Balance, March 31, 2025	57,752,981,523	$5,776	$215,506	$52,194	$(773)	$(250,957)	$21,746

	Three Months Ended March 31, 2024

					Accumulated
			Additional	Capital	Other		Total
	Share Capital $0.0001 par value		Paid-in-	Redemption	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Reserve	(Income) Loss	Deficit	Equity (Deficit)
Balance, December 31, 2023	13,234,315,298	$1,324	$174,754	$52,194	$(1,040)	$(227,461)	$(229)
Issuance of share capital related to financing, net of issuance costs	2,641,228,000	264	1,400	—	—	—	1,664
Vesting of restricted shares	97,578,000	10	(7)	—	—	—	3
Stock-based compensation	—	—	296	—	—	—	296
Foreign currency translation	—	—	—	—	279	—	279
Net loss	—	—	—	—	—	(5,566)	(5,566)
Balance, March 31, 2024	15,973,121,298	$1,598	$176,443	$52,194	$(761)	$(233,027)	$(3,553)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKARI THERAPEUTICS, PLC

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,705)	$(5,566)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	13
Stock-based compensation	1,015	296
Gain on debt extinguishment	(54)	—
Change in fair value of warrant liabilities	54	(649)
Unrealized foreign currency exchange (gains) losses	(27)	264
Change in assets and liabilities:
Prepaid expenses and other current assets	84	138
Accounts payable and accrued expenses	483	1,460
Net cash used in operating activities	(2,150)	(4,044)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares, net of issuance costs	1,557	1,726
Proceeds from employee vesting of restricted shares	—	3
Proceeds from deposits received for share subscriptions	1,090	—
Repayments of notes payable	(406)	—
Payments on short-term financing arrangement	(108)	(215)
Net cash provided by financing activities	2,133	1,514
Effect of exchange rates on cash	—	(5)
Net change in cash	(17)	(2,535)
Cash and restricted cash at beginning of period	2,659	3,845
Cash and restricted cash at end of period	$2,642	$1,310

Components of cash and restricted cash
Cash	$2,582	$1,310
Restricted cash	60	—
Total cash and restricted cash	$2,642	$1,310

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Financing costs in accrued expenses	$315	$62
Financing costs, deposits received for share subscriptions in accounts payable	$140	$—
Issuance of share capital for settlement of related party debt	$1,000	$—
Seller-financed purchases	$499	$1,105
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$7	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKARI THERAPEUTICS, PLC

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1. Description of Business

Business Overview

Akari Therapeutics, Plc, (the “Company” or “Akari”) is incorporated in the United Kingdom. The Company is developing next-generation antibody-drug conjugates, or ADCs, through its proprietary technology platform that enables Akari to generate a range of ADC candidates and optimize them to target a range of cancers. On March 4, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Peak Bio, Inc. (“Peak Bio”) and Pegasus Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Akari (“Merger Sub”). On November 14, 2024, the Company completed the previously announced strategic business combination contemplated by the Merger Agreement (“Closing”), pursuant to which, Merger Sub merged with and into Peak Bio, with Peak Bio surviving the acquisition as a wholly owned subsidiary of Akari.

Since the Company’s acquisition of Peak Bio in November 2024, Akari has focused substantially all of its efforts on the ADC platform and pipeline of novel anti-cancer payloads with mechanisms of action that differ from existing therapies and the application of those payloads against clinically validated targets. Through its platform, the Company aims to establish a pipeline of ADC candidates that target and kill cancer cells and stimulate the immune system, all while overcoming the limitations inherent in existing therapies. The Company’s activities since inception have consisted of performing research and development activities and raising capital.

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the rules and regulations of the SEC and assumes that the Company will continue to operate as a going concern. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, including normal and recurring adjustments, which the Company considers necessary for the fair statement of financial information. The results of operations and comprehensive loss for the three months ended March 31, 2025 are not necessarily indicative of expected results for the fiscal year ending December 31, 2025 or any other future period. The condensed balance sheet at December 31, 2024 has been derived from the audited consolidated financial statements at that date. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2024 and notes thereto included in its Form 10-K, as filed with the SEC on April 15, 2025.

Use of estimates

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

The Company has incurred substantial losses and negative cash flows since inception and had an accumulated deficit of $251.0 million as of March 31, 2025. The Company’s cash balance of $2.6 million as of March 31, 2025 is not sufficient to fund its operations for the one-year period after the date these condensed consolidated financial statements are issued. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Note 2. Summary of Significant Accounting Policies

The significant accounting policies and estimates used in the preparation of the accompanying unaudited condensed consolidated financial statements are described in the Company’s audited consolidated financial statements for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2025. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2025.

Recent accounting pronouncements

Periodically, new accounting pronouncements are issued by the FASB or other standard setting bodies. Recently issued standards typically do not require adoption until a future effective date. Prior to their effective date, we evaluate the pronouncements to determine the potential effects of adoption on our accompanying unaudited consolidated financial statements. During the first three months of 2025, no new accounting pronouncements issued or effective in the period had or are expected to have a material impact on our accompanying unaudited consolidated financial statements.

Note 3. Agreement and Plan of Merger

In connection with the November 14, 2024 acquisition of Peak Bio, the Company issued a total of 12,613,942 Akari ADSs which reflected the conversion of each issued and outstanding share of Peak Bio Common Stock into the right to receive Akari ADSs representing a number of Akari Ordinary Shares equal to 0.2935 (the “Exchange Ratio”). The Exchange Ratio was calculated in accordance with the terms of the Merger Agreement and is such that the total number of shares of Akari ADSs issued in connection with the acquisition is approximately 48.4% of the outstanding shares of Akari on a fully diluted basis.

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

The Company determined that the November 2022 Peak Warrants and the April 2023 Peak Warrants are not indexed to the Company’s own stock in the manner contemplated by the relevant accounting standard. Accordingly, on the Closing of the acquisition, the Company classified these warrants as derivative liabilities in its consolidated balance sheets.

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

Intangible assets of approximately $39.2 million and $8.4 million were recorded related to the value of IPR&D from Peak Bio's therapeutic pipeline, consisting of two separate pipelines supported by intellectual property, and goodwill, respectively. The recognized goodwill is attributable primarily to the expected synergies and other benefits from the merger and the deferred tax liability associated with the Company's acquired IPR&D, which is not deductible for income tax purposes.

There were no changes to the carrying value of goodwill and other intangible assets during the three months ended March 31, 2025.

The fair value of IPR&D intangible assets was as follows (in thousands):

In-Process Research and Development
AKTX 101	$34,000
PHP 303	5,180
Total in-process research and development	$39,180

The Company assumed convertible notes and notes payable with third parties, and notes payable with a related party, which are described in Note 6 and Note 12, respectively.

Pro Forma Financial Information (Unaudited)

The following table summarizes certain of the Company's supplemental pro forma financial information for the three months ended March 31, 2024, as if the acquisition of Peak Bio had occurred as of January 1, 2024. The unaudited pro forma financial information for the three months ended March 31, 2024 reflect (i) the reversal of fair value adjustments recognized on Peak Bio's warrant liabilities and derivative liability, and (ii) the reversal of interest and accretion expense on Peak Bio's debt that was settled on the acquisition date. The unaudited pro forma financial information is for comparative purposes only and is not necessarily indicative of what would have occurred had the acquisition been made at that date or of results which may occur in the future (in thousands).

	Three Months Ended March 31, 2024
	As Reported	Pro Forma
Net loss	$(5,566)	(7,607)

Note 4. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s financial liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such values:

	March 31, 2025
(In thousands)	Total	Level 1	Level 2	Level 3
Liabilities
Warrant liability - November 2022 Peak Warrants	$95	$—	$—	$95
Warrant liability - April 2023 Peak Warrants	760	—	—	760
Warrant liability - September 2022 Series B	211	—	—	211
Total liabilities	$1,066	$—	$—	$1,066

	December 31, 2024
(In thousands)	Total	Level 1	Level 2	Level 3
Liabilities
Warrant liability - November 2022 Peak Warrants	$95	$—	$—	$95
Warrant liability - April 2023 Peak Warrants	736	—	—	736
Warrant liability - September 2022 Series B	181	—	—	181
Total liabilities	$1,012	$—	$—	$1,012

The Company’s Level 3 liabilities consist of the September 2022 Warrants, the November 2022 Peak Warrants and the April 2023 Peak Warrants, which were determined to be liability-classified instruments. There were no transfers between Level 1, Level 2, and Level 3 during the three months ended March 31, 2025 and the year ended December 31, 2024.

Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the activity in the warrant liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) during the three months ended March 31, 2025:

	Warrant Liability
(In thousands)	September 2022 Series B Warrants	November 2022 Warrants	April 2023 Warrants	Total
Balance, December 31, 2024	$181	$95	$736	$1,012
Change in the fair value of liability	30	—	24	54
Balance, March 31, 2025	$211	$95	$760	$1,066

The following table summarizes the activity in the warrant liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) during the three months ended March 31, 2024:

	Warrant Liability
(In thousands)	September 2022 Series A Warrants	September 2022 Series B Warrants	Total
Balance, December 31, 2023	$15	$1,238	$1,253
Change in the fair value of liability	(15)	(634)	(649)
Balance, March 31, 2024	$—	$604	$604

Assumptions Used in Determining Fair Value of Liability-Classified Warrants

The fair value of the warrant liabilities is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the liability classified warrants (each defined below) were determined using the Black-Scholes Option Pricing Model, which uses various assumptions, including (i) fair value of the Company’s ADSs, (ii) exercise price of the warrant, (iii) expected term of the warrant, (iv) expected volatility and (v) expected risk-free interest rate.

Below are the assumptions used for the fair value calculations of the liability classified warrants as of March 31, 2025 and December 31, 2024:

	March 31, 2025			December 31, 2024
	September 2022 Series B Warrants	November 2022 Warrants	April 2023 Warrants	September 2022 Series B Warrants	November 2022 Warrants	April 2023 Warrants
Stock (ADS) price	$1.24	$1.24	$1.24	$1.22	$1.22	$1.22
Exercise price	$17.00	$39.18	$2.04	$17.00	$39.18	$2.04
Expected term (in years)	4.5	2.6	3.1	4.7	2.8	3.3
Expected volatility	90.0%	100.0%	95.0%	85.0%	95.0%	90.0%
Risk-free interest rate	3.9%	3.9%	3.9%	4.3%	4.3%	4.3%
Expected dividend yield	—	—	—	—	—	—

Note 5. Accrued Expenses

Accrued expenses consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31,	December 31,
	2025	2024
Employee compensation and benefits	$710	$473
External research and development expenses	37	178
Professional and consulting fees	1,551	1,305
Restructuring	400	450
Other	796	731
Total accrued expenses	$3,494	$3,137

Note 6. Convertible Notes and Notes Payable

September 2024 Note Payable

In November 2024, the Company assumed a promissory note issued by Peak Bio in September 2024 in the amount of $0.3 million (the “September 2024 Note”) to its former California landlord. Due to the short-term nature of the September 2024 Note, the Company concluded that its carrying value approximated its fair value as of the Closing on November 14, 2024. The note bears no interest and is payable over twenty equal monthly installments beginning on November 1, 2024 and expiring on June 1, 2026.

The Company began making monthly payments subsequent to the acquisition of Peak Bio. As of March 31, 2025 and December 31, 2024, the outstanding balance on the September 2024 Note was $0.2 million and $0.3 million, respectively.

November 2023 Note Payable

In November 2024, the Company assumed a promissory note issued by Peak Bio in November 2023 in the amount of $0.4 million (the “November 2023 Note”) bearing interest at 6% per annum with a maturity date of December 31, 2024. Due to the short-term nature of the November 2023 Note, the Company concluded that its carrying value approximated its fair value as of the Closing on November 14, 2024.

As of December 31, 2024, the principal balance of $0.4 million plus accrued interest of less than $0.1 million was due for payment in order to settle the November 2023 Note obligation. On February 28, 2025, the Company signed a Settlement Agreement and Release in the amount of $325,000 for full satisfaction of the outstanding principal and accrued interest owed on the November 2023 Notes. The payment of $325,000 was made on March 6, 2025.

The Company recognized interest expense of $0 for the three months ended March 31, 2025 and a gain on debt extinguishment of less than $0.1 million during the three months ended March 31, 2025.

April 2023 Convertible Notes

In November 2024, the Company assumed convertible promissory notes issued by Peak Bio in April 2023 in the principal amount of a total of $0.7 million (the “April 2023 Convertible Notes”). Due to the short-term nature of the April 2023 Convertible Notes, the Company concluded that its carrying value approximated its fair value as of the Closing on November 14, 2024. The April 2023 Convertible Notes bear interest at a default rate of 10% per annum and were originally due in October 2023. The April 2023 Convertible Notes permitted the holder to convert the outstanding principal and accrued interest at any time at a price of $0.001 per ordinary share of the Company, after giving effect to the Exchange Ratio. As of March 31, 2025, the outstanding balance of $0.7 million was in default.

As of March 31, 2025 and December 31, 2024, accrued interest on the April 2023 Notes of less than $0.1 million is presented within accrued expenses in the condensed consolidated balance sheets. The Company recognized interest expense of less than $0.1 million during the three months ended March 31, 2025.

Refer to Note 12 for notes payable, related party and convertible notes, related party.

Note 7. Shareholders’ Equity (Deficit)

Ordinary Shares

As of March 31, 2025 and December 31, 2024, the Company was authorized to issue up to 245,035,791,523 ordinary shares.

Currently, each ADS represents 2,000 ordinary shares (the “ADS Ratio”). All ADS and per ADS amounts in the accompanying condensed consolidated financial statements reflect the ADS Ratio.

March 2025 Private Placement

In March 2025, the Company entered into a securities purchase agreement (the “March 2025 Purchase Agreement”) with certain investors, including the Company’s Chairman, Dr. Hoyoung Huh, director, then President and Chief Executive Officer, Dr. Samir R. Patel, and all other members of the Company’s board, pursuant to which the Company agreed to sell and issue in a private placement (the “March 2025 Offering”) an aggregate of 6,637,626 ADSs, or prefunded warrants (“Pre-Funded Warrants”) in lieu thereof, each representing 2,000 of the Company’s ordinary shares (the “Shares”), and, in each case, Series A warrants to purchase ADSs (“Series A Warrants”) and Series B warrants to purchase ADSs (“Series B Warrants”), the “Warrants,” and together with the ADSs or Pre-Funded Warrants, the “Units”)). The Units consist of (i) for investors committing less than $1.0 million in cash in the March 2025 Offering (“Tier 1 Investors”) one ADS or Pre-Funded Warrant plus a Series A Warrant to purchase one ADS and a Series B Warrant to purchase one ADS, (ii) for investors committing at least $1.0 million, but less than $3.0 million in the March 2025 Offering (“Tier 2 Investors”) one ADS or Pre-Funded Warrant plus a Series A Warrant to purchase 1.25 ADSs and a Series B Warrant to purchase one ADS, and (iii) for investors committing $3.0 million or more in the March 2025 Offering (“Tier 3 Investors”), one ADS or Pre-Funded Warrant plus a Series A Warrant to purchase 1.5 ADSs and a Series B Warrant to purchase one ADS. The purchase price per Unit for investors purchasing ADSs is equal to $0.87 plus (a) $0.25 for Tier 1 Investors, (b) $0.28125 for Tier 2 Investors, or (c) $0.3125 for Tier 3 Investors (the “ADS Unit Purchase Price”). The purchase price per Pre-Funded Warrant plus Series A Warrant and Series B Warrant is equal to $0.67 (which represents the ADS purchase price minus the $0.20 exercise price for such Pre-Funded Warrant) plus (a) $0.25 for Tier 1 Investors, (b) $0.28125 for Tier 2 Investors, or (c) $0.3125 for Tier 3 Investors (the “Pre-Funded Unit Purchase Price”).

As part of the March 2025 Offering, Dr. Huh agreed to purchase $1 million of Units, with the purchase price thereof to be satisfied through his agreement to cancel and extinguish $1.0 million of notes previously issued to him by the Company (the “Note Termination”) for an equal amount of ordinary shares and warrants.

The gross proceeds from the March 2025 Offering were approximately $6.6 million, net of the $1.0 million from the Note Termination, before deducting placement agent fees and other offering expenses payable by the Company. A portion of the proceeds, approximately $4.0 million, were received in April 2025 (Note 15).

The placement agent will be paid three percent (3%) of the total number of ADSs issued in the March 2025 Offering, including any of the ADSs issuable upon exercise of the Pre-Funded Warrants (excluding the ADSs issued to Dr. Huh in respect to the Note Termination).

Merger with Peak Bio, Inc.

On November 14, 2024, the Company completed its previously announced strategic combination with Peak Bio. In connection with the acquisition, the Company issued 25,227,884,000 ordinary shares and assumed (i) November 2022 Peak Warrants to purchase an aggregate of 1,577,566 ADSs at $39.18 per ADS, and (ii) April 2023 Peak Warrants to purchase an aggregate of 1,187,013 ADSs at $2.04 per ADS.

The Company determined that the November 2022 Peak Warrants and the April 2023 Peak Warrants are not indexed to the Company’s own stock in the manner contemplated by the relevant accounting standard. Accordingly, on the Closing of the acquisition, the Company classified these warrants as derivative liabilities in its unaudited condensed consolidated balance sheets.

Warrants

In connection with various previous financing transactions, the Company has issued warrants to purchase the Company’s ordinary shares represented by ADSs. The Company accounts for such warrants as equity instruments or liabilities, depending on the specific terms of the warrant agreement.

The following table summarizes the Company’s outstanding warrants as of March 31, 2025 and December 31, 2024:

	Number of Warrant ADSs
	March 31,	December 31,	Weighted-Average
	2025	2024	Exercise Price	Expiration Date
Equity-classified Warrants
October 2023 Investor Prefunded Warrants	48,387	48,387	$0.20	None
March 2025 Series A Investor Warrants	2,283,031	—	$0.87	3/6/2026
March 2030 Series B Investor Warrants	2,283,031	—	$0.87	3/6/2030
May 2024 Investor Warrants	4,029,754	4,029,754	$1.77	May-Jun 2027
March 2024 Placement Agent Warrants	132,061	132,061	$1.85	3/27/2029
May 2024 Placement Agent Warrants	322,380	322,380	$1.89	5/31/2029
November 2024 Investor Warrants	1,713,402	1,713,402	$2.26	Dec 2027-Jun 2028
October 2023 Placement Agent Warrants	42,550	42,550	$4.13	10/6/2028
March 2022 Investor Warrants	186,007	186,007	$28.00	3/10/2027
March 2022 Placement Agent Warrants	14,874	14,874	$30.00	3/10/2027
December 2021 Investor Warrants	107,775	107,775	$33.00	1/4/2027
December 2021 Placement Agent Warrants	8,615	8,615	$35.00	12/29/2026
2020 Investor Warrants	—	139,882	$44.00	Feb-Mar 2025
July 2021 Placement Agent Warrants	19,909	19,909	$46.40	7/7/2026
2020 Placement Warrants	—	22,481	$51.00	Feb-Mar 2025
	11,191,776	6,788,077
Liability-classified Warrants
April 2023 Peak Bio Warrants	1,187,013	1,187,013	$2.04	4/28/2028
September 2022 Series B Investor Warrants	754,997	754,997	$17.00	9/14/2029
November 2022 Peak Bio Warrants	1,577,556	1,577,556	$39.18	11/1/2027
	3,519,566	3,519,566
Total outstanding warrants	14,711,342	10,307,643

The following table summarizes the Company’s warrants activity for the three months ended March 31, 2025:

	Number of	Weighted-Average
	Warrants	Exercise Price
Outstanding at December 31, 2024	10,307,643	$10.37
Issued	4,566,062	0.87
Exercised	—	—
Expired	(162,363)	44.97
Outstanding at March 31, 2025	14,711,342	$7.04

Note 8. Stock-Based Compensation

Stock Options

The following is a summary of the Company’s stock option activity under the 2014 Equity Incentive Plan, 2023 Equity Incentive Plan and the Peak Bio 2022 Long Term Incentive Plan for the three months ended March 31, 2025:

	Stock Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	3,963,964,688	$0.01	7.5	$—
Granted	10,452,672,000	—
Exercised	—	—
Forfeited	(26,350,000)	0.03
Expired	—	—
Outstanding at March 31, 2025 (1)	14,390,286,688	$—	9.3	$1
Exercisable at March 31, 2025	1,604,153,355	$0.01	4.3	$1

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

The weighted-average grant-date fair value per share of options granted during each of the three months ended March 31, 2025 and 2024 was less than $0.01.

Option Valuation

The weighted-average assumptions that the Company used to determine the fair value of share options granted were as follows, presented on a weighted average basis:

	2025	2024
Expected volatility	95.7%	—
Risk-free interest rate	4.0%	—
Expected dividend yield	—	—
Expected term (in years)	5.8	—

Restricted Stock Units

The 2014 Plan provided, and the 2023 Plan provides, for the award of RSUs. RSUs are granted to employees that are subject to time-based vesting conditions that lapse between one year and four years from date of grant, assuming continued employment. Compensation cost for time-based RSUs, which generally vest only on continued service, is recognized on a straight-line basis over the requisite service period based on the grant date fair value of the RSUs, which is derived from the Nasdaq closing price of the Company’s ADSs on the date of grant.

The Company had no activity in restricted stock awards for the three months ended March 31, 2025.

No time-based RSUs vested during the three months ended March 31, 2025. The fair value of time-based RSUs that vested during the three months ended March 31, 2024 was approximately $0.2 million.

As of March 31, 2025, there were no ordinary shares underlying vested time-based RSUs pending issuance that were included in the unaudited condensed consolidated statement of shareholders’ equity (deficit).

Performance-Based Stock Options

During the first quarter of 2025, the Company granted stock option awards exercisable to purchase 1,600,000,000 ordinary shares to two executives that contain performance-based vesting conditions based on the achievement of either (i) closing a qualified financing on or before December 31, 2025 or (ii) closing of an ADC-focused license transaction. No shares have vested during the three months ended March 31, 2025. As of March 31, 2025, the stock options awards remain outstanding and are not probable of vesting. The Company has not recognized stock-based compensation expense associated with these performance awards during the three months ended March 31, 2025. As of March 31, 2025, total unrecognized compensation cost related to these performance-based stock options awards was $0.9 million, which will be recognized if the awards are deemed to be probable of vesting.

Stock-Based Compensation Expense

The Company classifies stock-based compensation expense in the statements of operations in the same manner in which the award recipients’ payroll costs are classified or in which the award recipients’ service payments are classified. Total stock-based compensation expense attributable to share-based payments made to employees, consultants and directors included in operating expenses in the Company's condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025 and 2024, was as follows:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Research and development	$191	$43
General and administrative	824	253
Total stock-based compensation expense	$1,015	$296

As of March 31, 2025, total unrecognized compensation cost related to unvested stock options was $7.0 million, which is expected to be recognized over a weighted average period of 2.7 years. As of March 31, 2025, no unrecognized compensation cost remains related to time-based RSUs.

Note 9. Net Loss per Share

The following potential dilutive securities, presented based on amounts outstanding at the end of each reporting period, have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	Three Months Ended March 31,
	2025	2024
Stock options	14,390,286,688	626,737,400
Restricted stock units	—	288,376,925
Warrants	29,325,911,500	4,504,569,500
Total	43,716,198,188	5,419,683,825

Note 10. Income Taxes

In accordance with ASC 270, Interim Reporting, and ASC 740, Income Taxes, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. For the three months ended March 31, 2025 and 2024, the Company recorded no tax expense or benefit due to the expected current year loss and its historical losses. The Company has not recorded its net deferred tax asset as of either March 31, 2025 or December 31, 2024 because it maintained a full valuation allowance against all deferred tax assets as of these dates as management has determined that it is not more likely than not that the Company will realize these future tax benefits. As of March 31, 2025 and December 31, 2024, the Company had no uncertain tax positions.

Note 11. Segment Information

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

The Company has assembled a portfolio of preclinical product candidates that aim to develop next-generation precision bifunctional ADCs for the treatment of cancer. The Company has not generated any revenue since its inception and does not expect to generate any revenue from the sale of products in the near future. The Company primarily incurs expenses in connection with the research and development of its product candidates as well as general and administrative costs consisting of salaries and related costs for personnel in executive, finance and administrative functions, as well as consulting, restructuring and merger-related expenses.

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

	Three Months Ended March 31,
(In thousands)	2025	2024
HSCT-TMA (AK901) clinical program expense	$(62)	$(633)
ADC preclinical development	(17)	—
Chemistry, manufacturing and control	(28)	(711)
Other external development expense	(98)	(305)
Internal and other research and development expense	(417)	(587)
General and administrative expense	(1,888)	(3,457)
Stock-based compensation expense	(1,015)	(296)
Other segment items (1)	(180)	423
Net loss	$(3,705)	$(5,566)

(1) Other segment items include interest income, interest expense, gain on debt extinguishment, change in fair value of warrant liabilities, net foreign currency exchange gains (losses) and other expense, net as reported in the Company’s condensed consolidated statements of operations and comprehensive loss.

Assets regularly provided to the CODM are consistent with those reported on the consolidated balance sheets with particular emphasis on the Company’s available liquidity, including its cash and restricted cash. All of the Company’s tangible assets are held in the United States.

Note 12. Related Party Transactions

CEO Agreement

On May 31, 2024, the Company and Dr. Samir Patel entered into an Interim Chief Executive Officer Agreement, effective as of May 1, 2024 (the “Interim CEO Agreement”). Pursuant to the Interim CEO Agreement, Dr. Patel served as the Company’s Interim President and Chief Executive Officer as an independent contractor on an at-will basis. The Interim CEO Agreement could be terminated by the Company immediately for any reason. As the sole compensation for services provided under the Interim CEO Agreement, Dr. Patel was paid $50,000 per month in the form of fully vested ordinary shares. On September 16, 2024, the Company entered into an amendment to the Interim CEO Agreement (the “CEO Amendment Agreement”), effective July 1, 2024, to revise Dr. Patel’s compensation in connection with the services as Interim President and Chief Executive Officer. Pursuant to the CEO Amendment Agreement, in lieu of receiving the stated monthly compensation of $50,000 in the form of fully vested ordinary shares, Dr. Patel is paid in the form of fully vested non-qualified stock options to purchase ordinary shares (“NQSO”), with the number of ADSs underlying each such monthly NQSOs grant to be equal to two times the number determined by dividing (i) $50,000 by (ii) the closing price of the Company's ADSs on the Nasdaq Capital Market on the last day of each month (or partial month) Dr. Patel has served as the Company’s Interim President and Chief Executive Officer.

On December 12, 2024, the Company's board of directors approved the appointment of Dr. Samir Patel to President and Chief Executive Officer, effective December 16, 2024. There were no changes to Dr. Patel's revised compensation under the CEO Amendment Agreement described above, following Dr. Patel's appointment as President and Chief Executive Officer on December 16, 2024.

During the three months ended March 31, 2025, the Company recognized less than $0.1 million in non-cash stock-based compensation pursuant to the CEO Amendment Agreement, pertaining to (i) NQSOs granted to Dr. Patel to purchase 152,672,000 ordinary shares at an exercise price of less than $0.01 per ordinary share, and (ii) $0.2 million in accrued professional fees for compensation earned during the quarter.

Notes Payable, Related Party

Pursuant to the acquisition of Peak Bio, which closed on November 14, 2024, the Company assumed three notes payable due to Dr. Huh, the Company's Chairman of the Board.

2021 Notes

As a result of the acquisition of Peak Bio, the Company assumed notes in the amount of a total of $0.9 million owed to Dr. Huh, which were entered into at various dates in 2021 (the “2021 Notes”). The 2021 Notes, which matured at various dates in 2022, carried an interest rate of 1.0% per annum.

In connection with the March 2025 Private Placement (Note 7), Dr. Huh's 2021 Notes including accrued interest, and a portion of his January 2024 Note (see below), aggregating to $1.0 million were cancelled, extinguished and paid in full for an equal amount of ordinary shares and warrants of the Company.

As of March 31, 2025 and December 31, 2024, the outstanding principal and accrued interest on the 2021 Notes was $0 and $0.9 million, respectively.

January 2024 Note

As a result of the acquisition of Peak Bio, the Company assumed a note in the amount of $0.75 million owed to Dr. Huh, which was entered into in January 2024 (the “January 2024 Note”). The January 2024 Note matures on December 31, 2025 and carries an interest rate of 15% per annum.

In connection with the March 2025 Private Placement (Note 7), a portion of Dr. Huh’s January 2024 Note and his 2021 Notes aggregating to $1.0 million were cancelled, extinguished and paid in full for an equal amount of ordinary shares and warrants of the Company.

The Company recognized interest expense of less than $0.1 million during the three months ended March 31, 2025.

As of March 31, 2025 and December 31, 2024, the outstanding principal balance on the January 2024 Note was $0.7 million and $0.75 million, respectively. As of each of March 31, 2025 and December 31, 2024, accrued interest of $0.1 million is presented within accrued expenses in the consolidated balance sheets.

Convertible Notes, Related Party

On May 10, 2024, the Company entered into unsecured convertible promissory notes (the “May 2024 Notes”) with Dr. Ray Prudo, the Company's Chairman at the time, and its then Interim President and Chief Executive Officer and director, Dr. Samir Patel, for an aggregate of $1.0 million in gross proceeds. The May 2024 Notes bear interest at 15% per annum, which may be increased to 17% upon the occurrence of certain events of default as described therein, and the principal and all accrued but unpaid interest is due on the date that is the earlier of (a) ten (10) business days following the Company’s receipt of a U.K. research and development tax credit from HM Revenue and Customs, and (b) November 10, 2024. Provided, however, at any time or times from the date of the note and until the tenth business day prior to closing of the acquisition, the note holders are entitled to convert any portion of the outstanding and unpaid amount, including principal and accrued interest, into Company ADSs at a fixed conversion price equal to $1.59, representing the Nasdaq official closing price of the Company’s ADSs on the issuance date, subject to certain restrictions. In October 2024, the aggregate principal balance of $750,000, was repaid in cash with proceeds from the Company's U.K. research and development tax credit from the U.K. HM Revenue and Customs. Drs. Prudo and Patel each elected to convert the $125,000 of remaining principal and accrued interest into the Company's ADSs at a conversion price of $1.59 per ADS. These ordinary shares were issued on April 30, 2025.

The Company recognized no interest expense during the three months ended March 31, 2025. As of March 31, 2025 and December 31, 2024, accrued interest on the May 2024 Notes of less than $0.1 million is presented within accrued expenses in the consolidated balance sheets.

The Doctors Laboratory

The Company leases office space for its U.K. headquarters in London from The Doctors Laboratory (“TDL”) and has incurred expenses of less than $0.1 million plus VAT during each of the three months ended March 31, 2025 and 2024, respectively. Dr. Ray Prudo, the Company’s Director, is the non-executive chairman of the Board of Directors of TDL.

The Company received certain administrative services provided by DTL, including certain laboratory testing services for its clinical trials, and incurred expenses of less than $0.1 million during each of the three months ended March 31, 2025 and 2024.

The Company recorded payable balances owed to TDL of less than $0.1 million as of March 31, 2025 and December 31, 2024.

Other

In November 2024, the Company assumed an amount due to an entity in which the Company’s Chairman, Dr. Hoyoung Huh, is a director. As of March 31, 2025 and December 31, 2024, the amounts due totaled less than $0.1 million and are included in accounts payable in the Company’s condensed consolidated balance sheets.

Note 13. Commitments and Contingencies

Leases

The Company currently leases office space for both our U.K. and U.S. headquarters on a short-term basis. The lease for our U.K. headquarters, located in London, expires in July 2025, unless terminated earlier with not less than three months notice. The Company leases its U.S. headquarters virtual office, located in Boston, Massachusetts, on a month-to-month basis. The Company also leases laboratory space, located in San Francisco, California, which expires in September 2025 and is cancellable anytime with 60 days’ notice. The Company is not party to any material lease agreements.

For each of the three months ended March 31, 2025 and 2024, the Company incurred lease costs of less than $0.1 million.

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

During each of the three months ended March 31, 2025 and 2024, the Company charged less than $0.1 million to operating expenses related to the Company's contributions to employee benefit plans.

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

The Company incurred zero expenses under this agreement as no milestones have been achieved since inception, and no products were sold from inception through March 31, 2025.

Legal Proceedings

In December 2024, the Company received demand letters from two individuals formerly serving the Company as consultants outlining claims relating to wrongful termination. The wrongful termination claims included claims for unpaid consulting fees, consulting fees owed due to improper termination notice, unpaid bonuses, severance, and the accelerated vesting of outstanding restricted stock unit awards as of the termination date. On March 3, 2025, the Company signed a Settlement Agreement and Mutual Release with one of its former consultants. The agreement requires the Company to make a payment in the amount of $0.3 million in nine equal monthly installments beginning in March 2025. In addition, the agreement allows for the terms of the restricted stock unit award to continue to govern, including the continued vesting of the restricted stock units through the first anniversary of the grant (May 1, 2025). As of March 31, 2025 and December 31, 2024, the Company recognized $0.5 million in aggregate representing the settlement amount, and an estimate for the second individual's claims, which is presented within “accounts payable” and “accrued expenses” in the Company’s condensed consolidated balance sheets.

On November 21, 2024, “Sabby” Volatility Warrant Master Fund Ltd. (“Sabby”) filed a lawsuit against the Company in New York state court for alleged breach of contract. Sabby alleges that it validly exercised a warrant issued to Sabby in September 2022 and alleges that the Company breached the warrant by not honoring Sabby's exercise request. On May 7, 2025, the Company and Sabby entered into a Settlement Agreement pursuant to which the Company will issue ADSs to Sabby at a future date equivalent to the agreed settlement amount, which has been accrued as of March 31, 2025.

Note 14. Restructuring

In May 2024, the Company implemented a reduction-in-force of approximately 67% of its total workforce as a result of the recently announced research and development program prioritization under which the Company’s HSCT-TMA program with investigational nomacopan was suspended. The reduction-in-force was part of an operational restructuring plan (the “May 2024 Restructuring Plan”) which also included the elimination of certain senior management positions. The May 2024 Restructuring Plan was completed in the third quarter of 2024. The purpose of the May 2024 Restructuring Plan, including the reduction-in-force, was to reduce HSCT-TMA program related operating costs, while supporting the execution of the Company’s long-term strategic plan including the acquisition of Peak Bio. As of March 31, 2025, the Company does not expect to incur additional restructuring-related expenses related to the May 2024 Restructuring Plan.

The following table presents the restructuring reserve and accrual activity for the three months ended March 31, 2025:

	Severance and	Other
(In thousands)	Employee Benefit Costs	Restructuring Charges	Total
Balance at December 31, 2024	$450	$—	$450
Restructuring adjustment	(50)	—	(50)
Cash payments	—	—	—
Balance at March 31, 2025	$400	$—	$400

The restructuring reserve is presented within “accrued expenses” in the Company’s condensed consolidated balance sheets.

No restructuring activities occurred during the three months ended March 31, 2024.

Note 15. Subsequent Events

Appointment of New President and Chief Executive Officer

On March 14, 2025, the Company entered into an Executive Offer of Employment Agreement (as amended by a subsequent Chief Executive Officer Letter Agreement, dated March 18, 2025, the “Employment Agreement”) with Mr. Abizer Gaslightwala pursuant to which Mr. Gaslightwala will serve as the President and Chief Executive Officer of the Company, effective on April 21, 2025. Mr. Gaslightwala will earn a base salary, which includes an annual cash bonus target, and receive share-based payment compensation based on time service and the achievement of specific performance criteria.

Funds Received from March 2025 Private Placement

In April 2025, the Company received the remaining cash proceeds of $4.0 million from the March 2025 Private Placement investors (Note 7). In connection with the cash proceeds received in April 2025, the Company issued Pre-Funded Warrants, Series A Warrants and Series B Warrants to purchase up to 1,650,000 ADSs, 6,057,405 ADSs and 4,354,595 ADSs, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with:

•
our unaudited condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Form 10-Q; and
•
our audited consolidated financial statements and accompanying notes included in our Form 10-K, as well as the information contained under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K.

In addition to historical information, this discussion and analysis contains forward-looking statements that are subject to risks and uncertainties, including those discussed in the section titled “Risk Factors,” set forth in Item 1A of our Form 10-K, that could cause actual results to differ materially from historical results or anticipated results.

Overview

We are an oncology company developing next-generation antibody-drug conjugates (“ADCs”) designed around novel proprietary cancer-killing toxins (“payloads”). We believe these novel payloads may have the potential to transform the efficacy and safety outcomes of ADCs as cancer therapies beyond options that are currently available or in development.

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

We acquired the ADC Platform in connection with the acquisition of Peak Bio (the “Merger”). Prior to that time, we were primarily focused on advancing our former lead product candidates nomacopan and PAS-nomacopan (longer-acting nomacopan that is PASylated). Since the closing of the Merger, we have focused substantially all of our efforts on the development of ADCs and our ADC Platform. We have suspended further internal development of our legacy programs, nomacopan and PAS-nomacopan, and intend to seek strategic partners to advance their development externally. For our PHP-303 program, a program that Peak Bio had advanced prior to the closing of the Merger, we intend to seek strategic partners for it as well to further its development externally.

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

Recent Developments

Appointment of New President and Chief Executive Officer

On March 14, 2025, we entered into an Executive Offer of Employment Agreement (as amended by a subsequent Chief Executive Officer Letter Agreement, dated March 18, 2025) with Mr. Abizer Gaslightwala pursuant to which Mr. Gaslightwala will serve as our President and Chief Executive Officer, effective on April 21, 2025. Mr. Gaslightwala will earn a base salary, which includes an annual cash bonus target, and receive share-based payment compensation based on time service and the achievement of specific performance criteria.

March 2025 Private Placement

On March 2, 2025, we entered into the March 2025 Purchase Agreement, pursuant to which we agreed to sell and issue in a private placement (the “March 2025 Offering”) an aggregate of 6,637,626 ADSs, or prefunded warrants in lieu thereof (“Pre-Funded Warrants”), and, in each case, Series A Warrants and Series B Warrants, together with the Pre-Funded Warrants and Series A Warrants, the “Warrants,” and together with the ADSs or Pre-Funded Warrants, the “Units”)). The Units consist of (i) for investors committing less than $1.0 million in the March 2025 Offering (“Tier 1 Investors”) one ADS or Pre-Funded Warrant plus a Series A Warrant to purchase one ADS and a Series B Warrant to purchase one ADS, (ii) for investors committing at least $1.0 million but less than $3.0 million in the March 2025 Offering (“Tier 2 Investors”) one ADS or Pre-Funded Warrant plus a Series A Warrant to purchase 1.25 ADSs and a Series B Warrant to purchase one ADS, and (iii) for investors committing $3.0 million or more in the March 2025 Offering (“Tier 3 Investors”), one ADS or Pre-Funded Warrant plus a Series A Warrant to purchase 1.5 ADSs and a Series B Warrant to purchase one ADS. The purchase price per Unit for investors purchasing ADSs is equal to $0.87 plus (a) $0.25 for Tier 1 Investors, (b) $0.28125 for Tier 2 Investors, or (c) $0.3125 for Tier 3 Investors (the “ADS Unit Purchase Price”). The purchase price per Pre-Funded Warrant and accompanying Series A Warrant and Series B Warrant is equal to $0.67 (which represents the ADS purchase price minus the $0.20 exercise price for such Pre-Funded Warrant) plus (a) $0.25 for Tier 1 Investors, (b) $0.28125 for Tier 2 Investors, or (c) $0.3125 for Tier 3 Investors (the “Pre-Funded Unit Purchase Price”).

As part of the March 2025 Offering, Dr. Hoyoung Huh, our Chairman of the Board, agreed to purchase $1 million of Units, with the purchase price thereof to be satisfied through his agreement to cancel and extinguish $1.0 million of notes previously issued to him by the Company (the “Note Termination”) for an equal amount of ordinary shares and warrants.

The net proceeds from the March 2025 Offering, after deducting placement agent fees and other offering expenses payable by us, were approximately $6.0 million, of which $4.0 million was received in April 2025.

In addition to a cash commission, the placement agent was also paid three percent (3%) of the total number of ADSs issued in the March 2025 Offering, including any of the ADSs issuable upon exercise of the Pre-Funded Warrants (excluding the ADSs issued to Dr. Huh in respect to the Note Termination).

Pipeline Prioritization of the Merged Companies

In May 2024, we announced the completion of a joint portfolio prioritization review pursuant to which the anticipated combined entity, following completion of the proposed Merger (as defined below), will focus on Peak Bio’s ADC platform technology. As a result, our clinical stage nomacopan program in HSCT-TMA was suspended, with enrollment in our pediatric clinical study discontinued due to cost and timeline. Our preclinical PAS-nomacopan program in Geographic Atrophy (“GA”) has also been suspended from further internal development and we are looking for an external licensing partner to continue its further development. Following the closing of the Merger on November 14, 2024, we expanded our pipeline of assets from Peak Bio spanning preclinical to clinical stage development with the addition of Peak Bio’s proprietary ADC technology platform with novel payload and linker technologies, as well as the Peak Bio PHP-303 small molecule selective and reversible neutrophil elastase inhibitor. The ADC program includes a novel pre-clinical ADC candidate AKTX-101 targeting TROP-2. By potentially combining our ADC program with other immunotherapy strategies, we aim to develop cutting-edge solutions for cancer patients. Further, related to our PHP-303 program, we expect to emphasize partnering/collaboration and licensing opportunities with broad potential impact on patients.

Restructuring and Reduction-in-Force

In May 2024, we implemented a reduction-in-force (the “RIF”) of approximately 67% of our total workforce, as a result of the previously announced program prioritization under which our nomacopan HSCT-TMA program was suspended. The RIF was part of an operational restructuring plan and included the elimination of certain senior management positions and was completed by the end of the second quarter of 2024. The purpose of the restructuring plan, including the RIF, was to reduce HSCT-TMA related operating costs, while supporting the execution of our long-term strategic plan. For additional information, refer to Note 14 of our unaudited condensed consolidated financial statements included in this Form 10-Q.

Merger Agreement

On November 14, 2024, we completed the previously announced business combination contemplated by the Merger Agreement with Peak Bio, pursuant to which, upon the terms and subject to the conditions thereof, Merger Sub was merged with and into Peak Bio, with Peak Bio surviving such merger as our wholly owned subsidiary.

For additional information on the Merger, refer to our Form 10-K for the fiscal year ended December 31, 2024.

Results of Operations

Three Months Ended March 31, 2025 and 2024

Overview

During the three months ended March 31, 2025, our loss from operations totaled $3.5 million, a 41% decrease, compared to a loss from operations of $6.0 million for the three months ended March 31, 2024. General and administrative expenses comprise the majority of our total operating expenses, as shown in the table below:

	Three Months Ended
	March 31,		Change
($ in thousands)	2025	2024	$	%
Operating expenses:
Research and development	$813	$2,279	$(1,466)	-64%
General and administrative	2,712	3,710	(998)	-27%
Total operating expenses	3,525	5,989	(2,464)	-41%
Loss from operations	$(3,525)	$(5,989)	$2,464	-41%

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

During the three months ended March 31, 2025, total research and development expenses decreased by approximately $1.5 million, or 64%, as compared to the three months ended March 31, 2024. The following sets forth research and development expenses for the three months ended March 31, 2025 and 2024 by category:

	Three Months Ended
	March 31,		Change
($ in thousands)	2025	2024	$	%
Clinical Trials:
HSCT-TMA clinical development (AK901)	$62	$633	$(571)	-90%
ADC preclinical development	17	—	17	100%
Chemistry, manufacturing and control	28	711	(683)	-96%
Other external development expenses	98	305	(207)	-68%
Personnel costs	608	630	(22)	-3%
Total research and development expenses	$813	$2,279	$(1,466)	-64%

HSCT-TMA clinical development (AK901)

These expenses include external expenses that we have incurred in connection with the development of nomacopan for the treatment of pediatric HSCT-TMA and primarily consist of payments to CROs and other vendors. The $0.6 million, or 90%, decrease in expenses incurred during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, is primarily due to our decision to suspend our HSCT-TMA clinical stage program with nomapocan in May 2024.

ADC preclinical development

These expenses include external expenses that we incurred in connection with the research and discovery of our ADC platform and program(s), and primarily consist of payments to CROs and other vendors. In December 2024, we announced our strategic prioritization of our ADC technology and programs and expect to incur material additional costs related to this program as we will invest in additional ADC related preclinical research and discovery activities.

Chemistry, manufacturing and control

These expenses historically included external expenses incurred related to the development and manufacturing of nomacopan for use in clinical trials and development of PAS-nomacopan. In general, such expenses primarily consist of payments to contract manufacturing organizations and other vendors for manufacturing of drug substance (including raw materials), drug product, supplies, and validation, quality assurance and manufacturing development activities. The $0.7 million, or 96%, decrease in expenses incurred during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, is primarily due to our decision to suspend our HSCT-TMA program in May 2024.

Other external development expenses

These expenses include external expenses, such as payments to contract vendors, that may be related to preclinical development activities, discontinued programs and unallocated expenses. The $0.2 million, or 68%, decrease in expenses incurred during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, is primarily related to lower costs incurred related to preclinical studies and other development work investigating PAS-nomacopan for the treatment of GA.

Personnel costs

These expenses include compensation and related costs associated with employees, independent consultants and staffing firms. The less than $0.1 million, or 3% decrease during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, is primarily due to lower cash-based salaries, offset by increases in non-cash stock based compensation expense.

The extent of our future research and development expenditures will be determined based on future funding.

General and administrative expenses

During the three months ended March 31, 2025, total general and administrative costs decreased by approximately $1.0 million, or 27%, as compared to the three months ended March 31, 2024, primarily due to decreases in legal and professional fees of approximately $1.0 million (primarily related to the Merger) and a decrease of approximately $0.2 million in directors and officers insurance.

Interest income

During each of the three months ended March 31, 2025 and 2024, interest income was less than $0.1 million. Amounts may fluctuate from period to period due to changes in average cash balances and prevailing interest rates.

Interest expense

Interest expense primarily consists of interest incurred on the May 2024 Convertible Notes, the financing of director and officer insurance premiums and the notes assumed in the Merger, which include the April 2023 Convertible Notes, the November 2023 Note, the September 2024 Note and the Notes Payable, Related Party. Refer to Note 6 and Note 12 of our unaudited condensed consolidated financial statements included in this Form 10-Q.

Interest expense may fluctuate from period to period due to changes in average interest-bearing loans and related interest rates. No interest expense was recognized during the three months ended March 31, 2024.

Gain on Debt Extinguishment

During the three months ended March 31, 2025, we recorded a gain on debt extinguishment related to our November 2022 Note of less than $0.1 million. Refer to Note 6 of our unaudited condensed consolidated financial statements included in this Form 10-Q. No such gain was recognized during the three months ended March 31, 2024.

Change in fair value of warrant liabilities

Change in fair value of warrant liabilities represents non-cash warrant revaluation gains or losses related to the remeasurement of our liability-classified instruments, namely our September 2022 Warrants and the warrants we assumed on November 14, 2024 in connection with our acquisition of Peak Bio (the “Peak Bio Warrants”), which are more fully described in Note 4 of our condensed consolidated financial statements included in this Form 10-Q. Due to the nature of and inputs in the model used to assess the fair value of our outstanding September 2022 Warrants and Peak Bio Warrants, it is not unusual to experience significant fluctuations during each remeasurement period. These fluctuations may be due to a variety of factors, including changes in our stock price and changes in estimated stock price volatility over the remaining life of the warrants.

During the three months ended March 31, 2025 and 2024, we recorded a change in the fair value of warrant liabilities, representing a non-cash revaluation loss of less than $0.1 million and a non-cash revaluation gain of $0.6 million, respectively. Change in the fair value of warrant liabilities and resulting warrant revaluation loss for the three months ended March 31, 2025 was driven by the increase in our stock price and the increase in the expected volatility assumption, offset by decreases in the risk-free interest rate and the expected term assumption during the reporting period. Change in the fair value of warrant liabilities and resulting warrant revaluation gain for the three months ended March 31, 2024 was driven primarily by the decrease in our stock price and the decrease in the expected term assumption during the reporting period.

Foreign currency exchange gain, net

During the three months ended March 31, 2025 and 2024, we recorded a net foreign currency exchange losses of approximately $0.1 million and $0.2 million, respectively. Exchange gains and losses can fluctuate significantly from period to period due to changes in exchange rates, as well as the volume and timing of expenditures and related payments denominated in foreign currencies.

Other expense, net

During each of the quarters ended March 31, 2025 and 2024, we recorded a net other expense of less than $0.1 million. Such expenses are not material to our results of operations.

Net Loss Applicable to Common Shareholders

As a result of the factors discussed above, our net loss applicable to common shareholders for the three months ended March 31, 2025 was $3.7 million, compared to net loss applicable to ordinary shareholders for the three months ended March 31, 2024 of $5.6 million.

Financial Condition, Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have incurred substantial losses, and we have primarily funded our operations with proceeds from the sale of equity securities, including ordinary shares, warrants and pre-funded warrants, and convertible notes. At March 31, 2025, we had $2.6 million in cash and an accumulated deficit of $251.0 million. To date, we have not generated any revenue.

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
•
the magnitude of our general and administrative expenses; and
•
any cost that we may incur under future in- and out-licensing arrangements relating to current or future product candidates.

We currently do not have any commitments for future external funding. We will need to raise additional funds, and we may decide to raise additional funds even before we need such funds if the conditions for raising capital are available and/or favorable. Until we can generate significant recurring revenues, we expect to satisfy our future cash needs through debt or equity financings, credit facilities or by out-licensing arrangements of our product candidates. The sale of equity or convertible debt securities may result in dilution to our existing shareholders. The incurrence of indebtedness would result in increased fixed obligations and could also subject us to covenants that restrict our operations. We cannot be certain that additional funding, whether through grants, financings, credit facilities or out-licensing arrangements, will be available to us on acceptable terms, if at all. If sufficient funds are not available, we may be required to delay, reduce the scope of or eliminate research or development plans for, or commercialization efforts with respect to, one or more applications of our product candidates, or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain potential products that we might otherwise seek to develop or commercialize independently.

March 2025 Private Placement

In March 2025, we entered into the March 2025 Purchase Agreement with certain investors, including all of our directors, pursuant to which we agreed to sell and issue in a private placement an aggregate of a combination of Units. For more information, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—March 2025 Private Placement.”

November 2024 Private Placement

In November 2024, we entered into a definitive purchase agreement with certain investors, Dr. Ray Prudo and Dr. Samir Patel, pursuant to which we sold and issued in a private placement an aggregate of 1,713,402 ADSs, and Series D Warrants (the “Series D Warrants”) to purchase up to 1,713,402 ADSs, at a per unit price of $2.26 for aggregate gross proceeds of $3.2 million (the “November 2024 Private Placement”). The Series D Warrants have 3-year terms ranging from December 2, 2027 to June 2, 2028 and have cashless exercise provisions in limited circumstances.

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

May 2024 Private Placement

In May 2024, we entered into a definitive purchase agreement with certain investors, Dr. Ray Prudo and Dr. Samir Patel, pursuant to which we sold and issued in a private placement an aggregate of 4,029,754 ADSs, and May 2024 Series C Warrants (the “Series C Warrants”) to purchase up to 4,029,754 ADS, at a per unit price of $1.885 per ADS and Series C Warrant for aggregate gross proceeds of approximately $7.6 million (the “May 2024 Private Placement”). The Series C Warrants have 3-year terms ranging from May 31, 2027 to June 21, 2027 and have cashless exercise provisions in limited circumstances. The Series C Warrants (other than those issued to Dr. Prudo and Dr. Patel) have an exercise price of $1.76 per ADS. The Series C Warrants issued to Dr. Prudo and Dr. Patel have an exercise price of $1.79 per ADS. Net proceeds from the May 2024 Private Placement were approximately $7.0 million after deducting placement agent fees and other expenses.

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

Funding Requirements

As of the date of this report, our existing cash, which includes $4.0 million in cash proceeds received from the March 2025 Private Placement subsequent to March 31, 2025, is sufficient to fund our operations into September 2025. While we have additional funding activities in progress to fund our operations, we will need to raise additional capital to continue to fund our operations and service our obligations in the future. If we are unable to raise additional capital when needed, we will not be able to continue as a going concern. We do not currently have any products approved for sale and do not generate any revenue from product sales. We are currently seeking and expect to continue to seek additional funding through financings of equity and/or debt securities. We may also engage in strategic research and development collaborations, pre-clinical and clinical funding arrangements, the sale or license of technology assets, and/or other strategic alternatives.

Financing may not be available to us when we need it, or on favorable or acceptable terms, or at all. We could be required to seek funds through means that may require us to relinquish rights to some of our technologies, drug candidates or drugs that we would otherwise pursue on our own. In addition, if we raise additional funds by issuing equity securities, our then existing shareholders may experience dilution. The terms of any financing may adversely affect the holdings or the rights of existing shareholders. An equity financing that involves existing shareholders may cause a concentration of ownership. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and are likely to include rights that are senior to the holders of our ordinary shares. Any additional debt or equity financing may contain terms which are not favorable to us or to our shareholders, such as liquidation and other preferences, or liens or other restrictions on our assets. As discussed in Note 11 to the consolidated financial statements included in the 2024 Form 10-K, additional equity financings may also result in cumulative changes in ownership over a three-year period in excess of 50% which would limit the amount of net operating loss and tax credit carryforwards that we may utilize in any one year.

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
•
the results of our preclinical and clinical development activities in our drug candidates we develop on the timelines anticipated;
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

Based on our recurring losses from operations incurred since inception, our expectation of continuing operating losses for the foreseeable future, negative operating cash flows for the foreseeable future, and the need to raise additional capital to finance its future operations, we have concluded that there is substantial doubt regarding our ability to continue as a going concern within one year after the date that our condensed consolidated financial statements, included in this Form 10-Q (such condensed consolidated financial statements, the “consolidated financial statements”) are issued. Because of these uncertainties, the accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As such, the accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded assets and liabilities that might be necessary if we are unable to continue as a going concern.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Three Months Ended
	March 31,
(In thousands)	2025	2024
Net cash (used in) provided by:
Net cash used in operating activities	$(2,150)	$(4,044)
Net cash provided by financing activities	2,133	1,514
Effect of exchange rates on cash	—	(5)
Net change in cash	$(17)	$(2,535)

Operating Activities. The net cash used in operating activities for the periods presented consists primarily of our net loss adjusted for non-cash charges and changes in components of working capital. The decrease in cash used in operating activities during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, was primarily due to deferrals of payables in order to preserve cash until additional capital is raised for working capital purposes.

Investment Activities. There were no investing activities during the three months ended March 31, 2025 and 2024.

Financing Activities. Net cash provided by financing activities primarily consisted of the following:

•
For the three months ended March 31, 2025, an aggregate of $1.2 million in net proceeds received from the March 2025 Private Placement, an aggregate of $1.1 million received from advance deposits related to the second closing of the March 2025 Private Placement that occurred subsequent to March 31, 2025, partially offset by $0.5 million of payments related to our promissory notes and $0.1 million of payments for our insurance premium financing; and
•
For the three months ended March 31, 2024, an aggregate of $1.7 million in net proceeds received from the March 2024 Private Placement, partially offset by $0.2 million of payments for our insurance premium financing.

Material Cash Requirements

Insurance Financing Obligations

In January 2025, we entered into a short-term financing arrangement with a third-party vendor to finance insurance premiums. The aggregate amount financed under this agreement was $0.5 million which is scheduled to be paid in monthly installments through November 2025.

Debt Obligations

In November 2024 as part of the Merger, we assumed convertible notes and notes payable with third parties, and notes payable with a related party, through the acquisition of Peak Bio Inc., as more fully described in Note 6 and Note 12, respectively, to our unaudited condensed consolidated financial statements appearing in this Form 10-Q. As of March 31, 2025, these obligations are expected to result in principal payments of approximately $1.6 million.

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

Critical Accounting Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. In doing so, we must make estimates and assumptions that affect our reported amounts of assets, liabilities and expenses, as well as related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates and judgments, including, but not limited to, those related to (i) stock-based compensation, (ii) fair value of warrants classified as liabilities, (iii) research and development prepayments, accruals and related expenses, (iv) income taxes, and (v) intangible assets impairment. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

There have been no material changes to our critical accounting policies and estimates since December 31, 2024. See ”Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” of our Form 10-K, for a discussion of significant estimates and assumptions made by our management as part of the preparation of this management's discussion and analysis of financial condition and results of operations and accompanying condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

As previously disclosed under “Part II - Item 9A - Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, management concluded that our internal control over financial reporting was not effective at the reasonable assurance level as of December 31, 2024, due to certain deficiencies that constituted material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We have not yet begun to engage in the implementation of remediation efforts to address the material weaknesses, as well as other identified areas of risk. For a complete description of management’s remediation plan, see “Part II - Item 9A - Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as of March 31, 2025. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, and previously identified material weaknesses in internal control over financial reporting, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2025.

Management’s Implementation of Remediation Plan

Management, with oversight from the Audit Committee, has not yet commenced implementing changes to our internal control over financial reporting in order to remediate the control deficiencies that resulted in the material weaknesses as previously disclosed in our Form 10-K for the fiscal year ended December 31, 2024. We expect to begin our efforts during the third quarter and continue our efforts through fiscal year 2025 to remediate the material weaknesses described in our Form 10-K for the fiscal year ended December 31, 2024. We believe that the remediation steps disclosed under “Part II - Item 9A - Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 will allow us to address the deficient controls within our internal control environment, which will facilitate the remediation of the material weaknesses.

Given that remediation efforts described in our Form 10-K have not commenced, we will not be able to consider the material weaknesses remediated until the applicable remedial controls operate for a sufficient period of time and our management has concluded, through testing, that our controls are operating effectively. We, along with our Audit Committee, will continue to monitor and evaluate the effectiveness of these remedial actions and take further actions as deemed appropriate.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation relating to claims arising out of operations in the normal course of business, which we consider routine and incidental to our business.

Refer to Note 13 of the Notes to our condensed consolidated financial statements related to commitments and contingencies, which is incorporated herein by reference.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2025, we did not have any sales of unregistered securities, other than as previously disclosed by us in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None of our directors or “officers,” as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K, which are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), during the fiscal quarter covered by this report.

Item 6. Exhibits.

Exhibit Number	Description
2.1

Agreement and Plan of Merger, dated as of March 4, 2024, by and among Akari Therapeutics, Plc, Peak Bio, Inc. and Pegasus Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K, as filed with the SEC on March 5, 2024).

10.1

Form of Securities Purchase Agreement, dated March 2, 2025, by and among Akari Therapeutics, Plc and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K, as filed with the SEC on March 3, 2025).

10.2

Form of Pre-Funded Warrant issued under the Securities Purchase Agreement dated as of March 2, 2025 between Akari Therapeutics, Plc and the investors listed therein (incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K, as filed with the SEC on March 3, 2025).

10.3

Form of Series A Warrant issued under the Securities Purchase Agreement dated as of March 2, 2025 between Akari Therapeutics, Plc and the investors listed therein (incorporated by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K, as filed with the SEC on March 3, 2025).

10.4

Form of Series B Warrant issued under the Securities Purchase Agreement dated as of March 2, 2025 between Akari Therapeutics, Plc and the investors listed therein (incorporated by reference to Exhibit 4.3 to Registrant's Current Report on Form 8-K, as filed with the SEC on March 3, 2025).

10.5*†	Chief Executive Officer Agreement, dated as of March 13, 2025, by and between the Company and Abizer Gaslightwala.
10.6†

Chief Executive Officer Letter Agreement dated as of March 18, 2025, by and between the Company and Abizer Gaslightwala (incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K, as filed with the SEC on March 20, 2025).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Akari Therapeutics, Plc

By:
Date: May 14, 2025		/s/ Abizer Gaslightwala
Abizer Gaslightwala
President and Chief Executive Officer

	By:	/s/ Torsten Hombeck, Ph.D.
Date: May 14, 2025		Torsten Hombeck, Ph.D.
Chief Financial Officer