Form 10-Q
period 2025-06-30
Akari Therapeutics Plc
filed 2025-08-13
CIK 1541157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares of Registrant’s Ordinary Shares outstanding as of August 13, 2025 was 65,229,461,523.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AKARI THERAPEUTICS, PLC

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash	$2,711	$2,599
Restricted cash	60	60
Prepaid expenses	447	92
Other current assets	83	201
Total current assets	3,301	2,952
Goodwill	8,430	8,430
Other intangible assets	39,180	39,180
Total assets	$50,911	$50,562

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,607	$12,407
Accrued expenses	2,468	3,137
Convertible notes	700	700
Convertible notes, related party	—	250
Notes payable	179	659
Notes payable, related party	668	1,651
Warrant liabilities	866	1,012
Other current liabilities	650	94
Total current liabilities	17,138	19,910
Other non-current liabilities	128	383
Deferred tax liability	8,040	8,040
Total liabilities	25,306	28,333

Commitments and contingencies (Note 13)

Shareholders’ equity:
Share capital of $0.0001 par value
Authorized: 330,854,276,210 and 245,035,791,523 ordinary shares at June 30, 2025 and December 31, 2024, respectively; issued and outstanding: 65,229,461,523 and 53,186,919,523 ordinary shares at June 30, 2025 and December 31, 2024, respectively	6,523	5,319
Additional paid-in capital	220,846	212,706
Capital redemption reserve	52,194	52,194
Accumulated other comprehensive loss	(1,106)	(738)
Accumulated deficit	(252,852)	(247,252)
Total shareholders’ equity	25,605	22,229
Total liabilities and shareholders’ equity	$50,911	$50,562

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKARI THERAPEUTICS, PLC

Condensed Consolidated Statements of Operations

and Comprehensive Loss

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$667	$3,314	$1,480	$5,593
General and administrative	2,452	2,241	5,164	4,907
Merger-related costs	—	254	—	1,298
Restructuring and other costs	—	1,640	—	1,640
Loss from operations	(3,119)	(7,449)	(6,644)	(13,438)
Other income (expense):
Interest income	—	2	—	4
Interest expense	(50)	(51)	(105)	(51)
Gain on settlement of current liabilities	1,190	—	1,244	—
Change in fair value of warrant liabilities	134	(151)	80	498
Foreign currency exchange gain (loss), net	(50)	91	(175)	(135)
Other expense, net	—	—	—	(2)
Total other income (expense), net	1,224	(109)	1,044	314
Net loss	$(1,895)	$(7,558)	$(5,600)	$(13,124)

Net loss per share –– basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted-average number of ordinary shares used in computing net loss per share –– basic and diluted	62,943,895,665	18,836,478,977	58,766,089,753	16,144,813,478

Comprehensive loss:
Net loss	$(1,895)	$(7,558)	$(5,600)	$(13,124)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(333)	12	(368)	291
Total other comprehensive (loss) income, net of tax	(333)	12	(368)	291
Total comprehensive loss	$(2,228)	$(7,546)	$(5,968)	$(12,833)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKARI THERAPEUTICS, PLC

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

(amounts in thousands, except share data)

(unaudited)

	Six Months Ended June 30, 2025
	Share Capital $0.0001 par value		Additional Paid-in-	Capital Redemption	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Reserve	Loss	Deficit	Equity
Balance, December 31, 2024	53,186,919,523	$5,319	$212,706	$52,194	$(738)	$(247,252)	$22,229
Issuance of share capital related to financing, net of issuance costs	4,566,062,000	457	1,785	—	—	—	2,242
Stock-based compensation	—	—	1,015	—	—	—	1,015
Foreign currency translation	—	—	—	—	(35)	—	(35)
Net loss	—	—	—	—	—	(3,705)	(3,705)
Balance, March 31, 2025	57,752,981,523	$5,776	$215,506	$52,194	$(773)	$(250,957)	$21,746
Issuance of share capital related to financing, net of issuance costs	5,753,878,000	575	3,829	—	—	—	4,404
Issuance of share capital on conversion of convertible notes, related party	387,880,000	39	270	—	—	—	309
Issuance of share capital for payments in kind	1,002,900,000	100	522	—	—	—	622
Vesting of restricted shares	331,822,000	33	—	—	—	—	33
Stock-based compensation	—	—	719	—	—	—	719
Foreign currency translation	—	—	—	—	(333)	—	(333)
Net loss	—	—	—	—	—	(1,895)	(1,895)
Balance, June 30, 2025	65,229,461,523	$6,523	$220,846	$52,194	$(1,106)	$(252,852)	$25,605

	Six Months Ended June 30, 2024
	Share Capital $0.0001 par value		Additional Paid-in-	Capital Redemption	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Reserve	(Income) Loss	Deficit	Equity (Deficit)
Balance, December 31, 2023	13,234,315,298	$1,324	$174,754	$52,194	$(1,040)	$(227,461)	$(229)
Issuance of share capital related to financing, net of issuance costs	2,641,228,000	264	1,400	—	—	—	1,664
Vesting of restricted shares	97,578,000	10	(7)	—	—	—	3
Stock-based compensation	—	—	296	—	—	—	296
Foreign currency translation	—	—	—	—	279	—	279
Net loss	—	—	—	—	—	(5,566)	(5,566)
Balance, March 31, 2024	15,973,121,298	$1,598	$176,443	$52,194	$(761)	$(233,027)	$(3,553)
Issuance of share capital related to financing, net of issuance costs	8,059,508,000	806	6,145	—	—	—	6,951
Issuance of share capital for services	91,396,000	9	(9)	—	—	—	—
Vesting of restricted shares	285,697,400	29	(29)	—	—	—	—
Shares withheld for payroll taxes	(120,490,000)	(12)	12	—	—	—	—
Stock-based compensation	—	—	445	—	—	—	445
Foreign currency translation	—	—	—	—	12	—	12
Net loss	—	—	—	—	—	(7,558)	(7,558)
Balance, June 30, 2024	24,289,232,698	$2,430	$183,007	$52,194	$(749)	$(240,585)	$(3,703)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKARI THERAPEUTICS, PLC

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,600)	$(13,124)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	13
Stock-based compensation	1,734	741
Issuance of share capital for payments in kind	27	—
Gain on settlement of current liabilities	(1,244)	—
Change in fair value of warrant liabilities	(80)	(498)
Unrealized foreign currency exchange (gains) losses	(394)	280
Change in assets and liabilities:
Prepaid expenses and other current assets	263	702
Accounts payable and accrued expenses	(112)	2,948
Net cash used in operating activities	(5,406)	(8,938)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares, net of issuance costs	5,879	8,820
Proceeds from issuance of convertible notes	—	1,000
Proceeds from issuance of shares upon vesting of restricted shares	33	3
Proceeds from issuance of pre-funded warrants	330	—
Repayments of notes payable	(455)	—
Payments on short-term financing arrangement	(273)	(546)
Net cash provided by financing activities	5,514	9,277
Effect of exchange rates on cash	4	(7)
Net change in cash	112	332
Cash and restricted cash at beginning of period	2,659	3,845
Cash and restricted cash at end of period	$2,771	$4,177

Components of cash and restricted cash
Cash	$2,711	$4,177
Restricted cash	60	—
Total cash and restricted cash	$2,771	$4,177

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Financing costs in accounts payable	$233	$205
Issuance of share capital for settlement of convertible notes, related party	$309	$—
Issuance of share capital for settlement of related party debt	$1,000	$—
Issuance of share capital for payments in kind	$595	$—
Seller-financed purchases	$499	$1,105
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$15	$51

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKARI THERAPEUTICS, PLC

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1. Description of Business

Business Overview

Akari Therapeutics, Plc, (the “Company” or “Akari”) is incorporated in the United Kingdom. The Company is developing next-generation antibody-drug conjugates, or ADCs, through its proprietary technology platform of novel payloads, enabling Akari to generate multiple ADC candidates to target a range of cancers. On March 4, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Peak Bio, Inc. (“Peak Bio”) and Pegasus Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Akari (“Merger Sub”). On November 14, 2024, the Company completed the previously announced strategic business combination contemplated by the Merger Agreement (“Closing”), pursuant to which, Merger Sub merged with and into Peak Bio, with Peak Bio surviving the acquisition as a wholly owned subsidiary of Akari.

Since the Company’s acquisition of Peak Bio in November 2024, Akari has focused substantially all of its efforts on its ADC platform utilizing a novel anti-cancer payload called PH1, a spliceosome modulator. Through its payload platform, the Company aims to establish a pipeline of ADC candidates that target and directly kill cancer cells, while also activating the immune system to provide for potentially more durable and sustained efficacy and responses, thereby overcoming limitations inherent in existing ADC therapies. The Company’s activities since inception have consisted of performing research and development activities and raising capital.

The Company is subject to a number of risks similar to those of pre-clinical and clinical stage companies, including dependence on key individuals, uncertainty of product development and generation of revenues, dependence on outside sources of capital, risks associated with clinical trials of products, dependence on third-party collaborators for research and development operations, need for marketing authorization of products, risks associated with protection of intellectual property, and competition with larger, better-capitalized companies.

To fully execute its business plan, the Company will need, among other things, to complete its research and development efforts, pre-clinical and regulatory activities, and clinical trials. These activities may take several years and will require significant operating and capital expenditures in the foreseeable future. There can be no assurance that these activities will be successful. If the Company is not successful in these activities it could delay, limit, reduce or terminate its pre-clinical studies or other discovery and research activities.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the rules and regulations of the SEC and assumes that the Company will continue to operate as a going concern. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, including normal and recurring adjustments, which the Company considers necessary for the fair statement of financial information. The results of operations and comprehensive loss for the three and six months ended June 30, 2025 are not necessarily indicative of expected results for the fiscal year ending December 31, 2025 or any other future period. The condensed balance sheet at December 31, 2024 has been derived from the audited consolidated financial statements at that date. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2024 and notes thereto included in its Form 10-K, as filed with the SEC on April 15, 2025.

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

The Company has incurred substantial losses and negative cash flows since inception and had an accumulated deficit of $252.9 million as of June 30, 2025. The Company’s cash balance of $2.7 million as of June 30, 2025 is not sufficient to fund its operations for the one-year period after the date these condensed consolidated financial statements are issued. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in research and development. The Company is subject to a number of risks and uncertainties similar to those of other companies of the same size within the biotechnology industry, such as uncertainty of pre-clinical research outcomes, uncertainty of additional funding, and history of operating losses. Substantial additional financing will be needed by the Company to fund its operations. Management is currently evaluating different strategies to obtain the required funding for future operations. These strategies may include, but are not limited to: private placements and/or public offerings of equity and/or debt securities, and strategic research and development collaborations and/or similar arrangements. There can be no assurance that these future funding efforts will be successful.

Note 2. Summary of Significant Accounting Policies

The significant accounting policies and estimates used in the preparation of the accompanying unaudited condensed consolidated financial statements are described in the Company’s audited consolidated financial statements for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2025. There have been no material changes in the Company’s significant accounting policies during the three and six months ended June 30, 2025.

Recent accounting pronouncements

Periodically, new accounting pronouncements are issued by the FASB or other standard setting bodies. Recently issued standards typically do not require adoption until a future effective date. Prior to their effective date, we evaluate the pronouncements to determine the potential effects of adoption on our accompanying unaudited consolidated financial statements. During the first six months of 2025, no new accounting pronouncements issued or effective in the period had or are expected to have a material impact on our accompanying unaudited consolidated financial statements.

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

Consideration Paid

The following table summarizes the total consideration paid pursuant to the Merger Agreement, which was based on the closing market price of Akari’s ADS as of the November 14, 2024 acquisition date:

($ in thousands)	Number of ADSs issued and issuable on exercise	Consideration
Company ADSs issued to Peak Bio Inc. shareholders	12,613,942	$28,129
Company ADSs issuable on exercise of November 2022 Peak Investor Warrants and April 2023 Peak Investor Warrants	2,764,569	1,844
Company ADSs issuable on exercise of Peak Bio Adjusted Options	1,618,081	—
Total consideration	16,996,592	$29,973

The fair value of the 12,613,942 ADS issued in connection with the acquisition is based on the closing price of the Company’s ADSs on the Closing Date multiplied by the number of ADSs issued.

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

The estimated fair value of the Adjusted Warrants of $1.8 million at the acquisition closing date was calculated using the Black Scholes Option Pricing Model. The following assumptions were used to determine the fair value of the assumed warrants as of November 14, 2024:

	Peak Bio Assumed Warrants
	November 2022	April 2023
Stock (ADS) price	$2.23	$2.23
Exercise price	$39.18	$2.04
Expected term (in years)	3.0	3.5
Expected volatility	86.4%	84.1%
Risk-free interest rate	4.3%	4.3%
Expected dividend yield	0.0%	0.0%

The Company assumed Peak Bio’s outstanding stock option awards and granted options to purchase 1,618,081 ADSs as replacement awards for the Peak Bio Adjusted Options. The Company determined the Peak Bio Adjusted Options were not probable of vesting prior to the consummation of the Merger Agreement. For this reason, the fair value of the replacement awards was not included as consideration transferred in the business combination. Instead, the entire fair value of the adjusted options will be recognized as compensation cost in the post-combination period. The estimated fair value of the Adjusted Options of $1.8 million at the acquisition closing date was calculated using the Black Scholes Option Pricing Model. The valuation assumptions used in the Black Scholes Option Pricing Model include the Company’s stock price on the date of closing of $2.23, volatility ranging from 84.1% to 86.4%, an expected dividend yield of 0.0%, an expected term ranging from 0.20 years to 5.32 years, and a risk-free interest rate ranging from 4.3% to 4.6%.

Total Assets Acquired and Liabilities Assumed

The acquisition of Peak Bio has been accounted for as a business combination using the acquisition method of accounting. The fair value of the purchase price was allocated to the assets acquired and liabilities assumed at their respective fair values. Management estimated the fair value of the acquired in-process research and development (“IPR&D”) intangible assets using a multi-period excess earnings method. The significant assumptions used in the valuation are the probability of clinical trial success and obtaining regulatory approval, forecasted gross sales from up-front and milestone payments, royalties and product sales, and the discount rate reflecting the Company’s weighted average cost of capital. This acquisition method requires, among other things, that assets acquired, and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date.

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

Intangible assets of approximately $39.2 million and $8.4 million were recorded related to the value of acquired IPR&D from Peak Bio’s therapeutic pipeline, consisting of two separate pipelines supported by intellectual property, and goodwill, respectively. The recognized goodwill is attributable primarily to the expected synergies and other benefits from the merger and the deferred tax liability associated with the Company’s acquired IPR&D, which is not deductible for income tax purposes.

There were no changes to the carrying value of goodwill and other intangible assets during the three and six months ended June 30, 2025.

The fair value of IPR&D intangible assets was as follows (in thousands):

In-Process Research and Development
AKTX-101	$34,000
PHP-303	5,180
Total in-process research and development	$39,180

The Company assumed convertible notes and notes payable with third parties, and notes payable with a related party, which are described in Note 6 and Note 12, respectively.

Pro Forma Financial Information (Unaudited)

The following table summarizes certain of the Company’s supplemental pro forma financial information for the three and six months ended June 30, 2024, as if the acquisition of Peak Bio had occurred as of January 1, 2024. The unaudited pro forma financial information for the three and six months ended June 30, 2024 reflect (i) the reversal of fair value adjustments recognized on Peak Bio’s warrant liabilities and derivative liability, and (ii) the reversal of interest and accretion expense on Peak Bio’s debt that was settled on the acquisition date. The unaudited pro-forma financial information is for comparative purposes only and is not necessarily indicative of what would have occurred had the acquisition been made at that date or of results which may occur in the future (in thousands).

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	As Reported	Pro-Forma	As Reported	Pro-Forma
Net loss	$(7,558)	(8,949)	$(13,124)	(16,719)

Note 4. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s financial liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such values:

	June 30, 2025
(In thousands)	Total	Level 1	Level 2	Level 3
Liabilities
Warrant liability - November 2022 Peak Warrants	$63	$—	$—	$63
Warrant liability - April 2023 Peak Warrants	689	—	—	689
Warrant liability - September 2022 Series B	114	—	—	114
Total liabilities	$866	—	—	$866

	December 31, 2024
(In thousands)	Total	Level 1	Level 2	Level 3
Liabilities
Warrant liability - November 2022 Peak Warrants	$95	$—	$—	$95
Warrant liability - April 2023 Peak Warrants	736	—	—	736
Warrant liability - September 2022 Series B	181	—	—	181
Total liabilities	$1,012	—	—	$1,012

The Company’s Level 3 liabilities consist of the September 2022 Warrants, the November 2022 Peak Warrants and the April 2023 Peak Warrants, which were determined to be liability-classified instruments. There were no transfers between Level 1, Level 2, and Level 3 during the three and six months ended June 30, 2025 and the year ended December 31, 2024.

Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the activity in the warrant liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) during the three and six months ended June 30, 2025:

	Warrant Liability
(In thousands)	September 2022 Series B Warrants	November 2022 Warrants	April 2023 Warrants	Total
Balance, December 31, 2024	$181	$95	$736	$1,012
Change in fair value of liability	30	—	24	54
Balance, March 31, 2025	211	95	760	1066
Extinguishment of liability	(66)	—	—	(66)
Change in the fair value of liability	(31)	(32)	(71)	(134)
Balance, June 30, 2025	$114	$63	$689	$866

The following table summarizes the activity in the warrant liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) during the three and six months ended June 30, 2024:

	Warrant Liability
(In thousands)	September 2022 Series A Warrants	September 2022 Series B Warrants	Total
Balance, December 31, 2023	$15	$1,238	$1,253
Change in fair value of liability	(15)	(634)	(649)
Balance, March 31, 2024	—	604	604
Change in the fair value of liability	—	151	151
Balance, June 30, 2024	$—	$755	$755

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

Below are the assumptions used for the fair value calculations of the liability classified warrants as of June 30, 2025 and December 31, 2024:

	June 30, 2025			December 31, 2024
	September 2022 Series B Warrants	November 2022 Warrants	April 2023 Warrants	September 2022 Series B Warrants	November 2022 Warrants	April 2023 Warrants
Stock (ADS) price	$1.17	$1.17	$1.17	$1.22	$1.22	$1.22
Exercise price	$17.00	$39.18	$2.04	$17.00	$39.18	$2.04
Expected term (in years)	4.2	2.3	2.8	4.7	2.8	3.3
Expected volatility	90.0%	100.0%	100.0%	85.0%	95.0%	90.0%
Risk-free interest rate	3.7%	3.7%	3.7%	4.3%	4.3%	4.3%
Expected dividend yield	—	—	—	—	—	—

Note 5. Accrued Expenses

Accrued expenses consisted of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30,	December 31,
	2025	2024
Employee compensation and benefits	$775	$473
External research and development expenses	134	178
Professional and consulting fees	1,249	1,305
Restructuring	50	450
Other	260	731
Total accrued expenses	$2,468	$3,137

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

As of June 30, 2025 and December 31, 2024, the outstanding balance on the September 2024 Note was $0.2 million and $0.3 million, respectively.

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

As of December 31, 2024, the principal balance of $0.4 million plus accrued interest of less than $0.1 million was due for payment in order to settle the November 2023 Note obligation. On February 28, 2025, the Company signed a Settlement Agreement and Release in the amount of $325,000 for full satisfaction of the outstanding principal and accrued interest owed on the November 2023 Notes. The payment of $325,000 was made on March 6, 2025 and the Company recognized a gain on debt extinguishment of less than $0.1 million, which is reflected in the gain on settlement of current liabilities in the statements of operations, during the six months ended June 30, 2025.

The Company did not recognize any interest expense during the three and six months ended June 30, 2025.

April 2023 Convertible Notes

In November 2024, the Company assumed convertible promissory notes issued by Peak Bio in April 2023 in the principal amount of a total of $0.7 million (the “April 2023 Convertible Notes”). The April 2023 Convertible Notes permitted the holder to convert the outstanding principal and accrued interest at any time at a price of $0.001 per ordinary share (or $2.04 per ADS) of the Company, after giving effect to the Exchange Ratio. Due to the short-term nature of the April 2023 Convertible Notes, the Company concluded that its carrying value approximated its fair value as of the Closing on November 14, 2024. The April 2023 Convertible Notes were due on October 31, 2024 and currently bear interest at a default rate of 10% per annum. As of June 30, 2025 and December 31, 2024, the outstanding principal amount of $0.7 million was in default.

As of June 30, 2025 and December 31, 2024, accrued interest on the April 2023 Notes of less than $0.1 million is presented within accrued expenses in the unaudited condensed consolidated balance sheets. The Company recognized interest expense of less than $0.1 million during the three and six months ended June 30, 2025.

Refer to Note 12 for notes payable, related party and convertible notes, related party.

Note 7. Shareholders’ Equity (Deficit)

Ordinary Shares

On June 30, 2025, the Company’s shareholders approved an increase to the number of authorized ordinary shares, par value $0.0001 (the “Ordinary Shares”). The Company can issue up to 200,000,000,000 ordinary shares plus 130,854,276,210 ordinary shares previously granted under previous allotments. All previously unallocated authorized shares were revoked. Accordingly, as of June 30, 2025, the Company was authorized to issue up to 330,854,276,210 ordinary shares.

Currently, each ADS represents 2,000 ordinary shares (the “ADS Ratio”). All ADS and per ADS amounts in the accompanying condensed consolidated financial statements reflect the ADS Ratio.

March 2025 Private Placement

In March 2025, the Company entered into a securities purchase agreement with certain investors and all directors, pursuant to which the Company sold and issued in a private placement (the “March 2025 Private Placement”) ADSs, or pre-funded warrants (“Pre-Funded Warrants”) in lieu thereof, each representing 2,000 of the Company’s ordinary shares (the “Shares”), and, in each case, Series A warrants to purchase ADSs (“Series A Warrants”) and Series B warrants to purchase ADSs (“Series B Warrants”), the “Warrants,” and together with the ADSs or Pre-Funded Warrants, the “Units”). The Series A Warrants and Series B Warrants have a one-year term and a five-year term from the date of issuance, respectively, and the number of ADSs issuable pursuant to the exercise of each Series A Warrant ranges from 1 ADS to 1.5 ADSs depending on the “tier” of investment made.

In March 2025, the Company closed its first round of financing under the March 2025 Private Placement and issued 2,238,031 ADSs, Series A Warrants to purchase up to 2,283,031 ADS, at a per unit price of $0.87 per ADS, and Series B Warrants to purchase up to 2,283,031 ADS, at a per unit price of $0.87 per ADS. In connection with this round of financing, the Company’s Chairman, Dr. Hoyoung Huh, agreed to purchase $1.0 million of Units, with the purchase price thereof to be satisfied through his agreement to cancel and extinguish $1.0 million of notes previously issued to him by Peak Bio in January 2024, which were assumed by the Company (the “March 2025 Note Termination”) for an equal amount of ordinary shares and warrants.

In April 2025, the Company closed its final round of financing under the March 2025 Private Placement and issued 2,704,595 ADSs, Pre-Funded Warrants to purchase up to 1,650,000 ADS at a price of $0.20 per ADS, Series A Warrants to purchase up to 6,057,405 ADS, at a per unit price of $0.87 per ADS, and Series B Warrants to purchase up to 4,354,595 ADS, at a per unit price of $0.87 per ADS. The Company received approximately $0.3 million in advance for the Pre-funded Warrants which is reflected in other current liabilities.

At close of the March 2025 Private Placement, the Company incurred a total of approximately $0.4 million in placement agent fees with Paulson Investment Company, LLC (“Paulson”) and issued 172,344 ADSs with an estimated fair value of $0.2 million. Net proceeds from the March 2025 Private Placement were approximately $5.6 million, net of the $1.0 million from the March 2025 Note Termination.

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

The following table summarizes the Company’s outstanding warrant ADSs, with each ADS representing 2,000 ordinary shares, as of June 30, 2025 and December 31, 2024:

	Number of Warrant ADSs		Weighted-
	June 30,	December 31,	Average
	2025	2024	Exercise Price	Expiration Date
Equity-classified Warrants
October 2023 Pre-funded Investor Warrants	48,387	48,387	$0.20	None
April 2025 Pre-funded Investor Warrants	1,650,000	—	$0.20	None
March 2025 Series A Investor Warrants	2,283,031	—	$0.87	3/6/2026
March 2025 Series B Investor Warrants	2,283,031	—	$0.87	3/6/2030
April 2025 Series A Investor Warrants	6,057,405	—	$0.87	4/25/2026
April 2025 Series B Investor Warrants	4,354,595	—	$0.87	4/25/2030
May 2024 Investor Warrants	4,029,754	4,029,754	$1.77	May-Jun 2027
March 2024 Placement Agent Warrants	132,061	132,061	$1.85	3/27/2029
May 2024 Placement Agent Warrants	322,380	322,380	$1.89	5/31/2029
November 2024 Investor Warrants	1,713,402	1,713,402	$2.26	Dec 2027-Jun 2028
October 2023 Placement Agent Warrants	42,550	42,550	$4.13	10/6/2028
March 2022 Investor Warrants	186,007	186,007	$28.00	3/10/2027
March 2022 Placement Agent Warrants	14,874	14,874	$30.00	3/10/2027
December 2021 Investor Warrants	107,768	107,768	$33.00	1/4/2027
December 2021 Placement Agent Warrants	8,615	8,615	$35.00	12/29/2026
2020 Investor Warrants	-	139,882	$44.00	Feb-Mar 2025
July 2021 Placement Agent Warrants	19,909	19,909	$46.40	7/7/2026
2020 Placement Warrants	-	22,481	$51.00	Feb-Mar 2025
	23,253,769	6,788,070
Liability-classified Warrants
April 2023 Peak Bio Warrants	1,187,013	1,187,013	$2.04	4/28/2028
September 2022 Series B Investor Warrants	519,703	754,997	$17.00	9/14/2029
November 2022 Peak Bio Warrants	1,577,556	1,577,556	$39.18	11/1/2027
	3,284,272	3,519,566
Total outstanding warrants	26,538,041	10,307,636

The following table summarizes the Company’s warrant ADSs activity, with each ADS representing 2,000 ordinary shares, for the six months ended June 30, 2025:

	Number of	Weighted-Average
	Warrant ADSs	Exercise Price per ADS
Outstanding at December 31, 2024	10,307,636	$10.37
Issued	16,628,062	0.80
Exercised	—	—
Forfeited	(235,294)	17.00
Expired	(162,363)	44.97
Outstanding at June 30, 2025	26,538,041	$4.10

Note 8. Stock-Based Compensation

Stock Options

The following is a summary of the Company’s stock option ADSs activity, with each ADS representing 2,000 ordinary shares, under the 2014 Equity Incentive Plan, the 2023 Equity Incentive Plan and the Peak Bio 2022 Long Term Incentive Plan for the six months ended June 30, 2025:

	Number of Stock Option ADSs	Weighted- Average Exercise Price per ADS	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	1,981,982	$8.21	7.5	$—
Granted	5,391,336	1.49
Exercised	—	—
Forfeited	(87,130)	26.50
Expired	(116,569)	20.78
Outstanding at June 30, 2025 (1)	7,169,619	$2.73	9.3	$—
Exercisable at June 30, 2025	1,041,615	$8.38	4.0	$—

(1)	Includes both vested stock options as well as unvested stock options for which the requisite service period has not been rendered but that are expected to vest based on achievement of a service condition.

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s ADSs for those options that had exercise prices lower than the fair value of the Company’s ordinary shares.

The weighted-average grant-date fair value per ADS of options granted during each of the six months ended June 30, 2025 and 2024 was $1.49 and $2.79, respectively.

Option Valuation

The weighted-average assumptions that the Company used to determine the fair value of share options granted were as follows, presented on a weighted average basis:

	2025	2024
Expected volatility	95.3%	98.0%
Risk-free interest rate	4.0%	4.3%
Expected dividend yield	0.0%	0.0%
Expected term (in years)	5.8	5.5

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

The following table summarizes the Company’s RSU ADSs activity, with each ADS representing 2,000 ordinary shares, for the six months ended June 30, 2025:

	Time-based Awards
	Number of RSU ADSs	Weighted-Average Grant Date Fair Value
Nonvested shares at December 31, 2024	—	$—
Granted	40,000	1.34
Forfeited	—	—
Vested	(40,000)	1.34
Nonvested shares at June 30, 2025	—	$—

The fair value of time-based RSUs that vested during the six months ended June 30, 2025 and 2024 was less than $0.1 million and approximately $0.5 million, respectively.

As of June 30, 2025, there were no ordinary shares underlying vested time-based RSUs pending issuance that were included in the unaudited condensed consolidated statement of shareholders’ equity (deficit).

Performance-Based Stock Options

In March 2025, the Company granted stock option awards exercisable to purchase 800,000 ADSs to two executives that contain performance-based vesting conditions based on the achievement of either (i) closing a qualified financing or (ii) closing of an ADC-focused license transaction on or before December 31, 2025. The probability of vesting is reviewed each reporting period and management has concluded that these performance based options have not vested until the performance conditions have been satisfied. Therefore, the performance based stock options awards remain unvested and outstanding as of June 30, 2025. The Company has not recognized stock-based compensation expense associated with these performance awards during the three and six months ended June 30, 2025. As of June 30, 2025, total unrecognized compensation cost related to these performance-based stock options awards was $0.9 million, which will be recognized if the awards are deemed to be probable of vesting.

Stock-Based Compensation Expense

The Company classifies stock-based compensation expense in the statements of operations in the same manner in which the award recipients’ payroll costs are classified or in which the award recipients’ service payments are classified. Total stock-based compensation expense attributable to share-based payments made to employees, consultants and directors included in operating expenses in the Company’s condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2025 and 2024, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Research and development	$184	$13	$375	$56
General and administrative	535	147	1,359	400
Restructuring and other costs	—	285	—	285
Total stock-based compensation expense	$719	$445	$1,734	$741

As of June 30, 2025, total unrecognized compensation cost related to unvested stock options was $5.6 million, which is expected to be recognized over a weighted average period of 2.8 years. As of June 30, 2025, no unrecognized compensation cost remains related to time-based RSUs.

Note 9. Net Loss per Share

The following potential dilutive securities, presented based on ordinary shares outstanding at the end of each reporting period, have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	As at June 30,
	2025	2024
Stock options	14,339,239,000	351,934,688
Restricted stock units	—	251,823,915
Warrants	49,679,308,000	13,191,074,600
Convertible notes	749,192,000	1,257,860,000
Total	64,767,739,000	15,052,693,203

Note 10. Income Taxes

In accordance with ASC 270, Interim Reporting, and ASC 740, Income Taxes, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. For the three and six months ended June 30, 2025 and 2024, the Company recorded no tax expense or benefit due to the expected current year loss and its historical losses. The Company has not recorded its net deferred tax asset as of either June 30, 2025 or December 31, 2024 because it maintained a full valuation allowance against all deferred tax assets as of these dates as management has determined that it is not more likely than not that the Company will realize these future tax benefits. As of June 30, 2025 and December 31, 2024, the Company had no uncertain tax positions.

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

The Company has assembled a portfolio of pre-clinical product candidates that aim to develop next-generation precision bifunctional ADCs for the treatment of cancer. The Company has not generated any revenue since its inception and does not expect to generate any revenue from the sale of products in the near future. The Company primarily incurs expenses in connection with the research and development of its product candidates as well as general and administrative costs consisting of salaries and related costs for personnel in executive, finance and administrative functions, as well as consulting, restructuring and merger-related expenses.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
ADC discovery and pre-clinical development	$(145)	$—	$(162)	$—
nomacopan HSCT-TMA (AK901) clinical program expense	(44)	(450)	(106)	(1,083)
Chemistry, manufacturing and control	(20)	(2,231)	(48)	(2,942)
Other external development (expense) income	63	(290)	(35)	(595)
Internal and other research and development expense	(337)	(330)	(754)	(917)
General and administrative expense	(1,917)	(2,094)	(3,805)	(4,507)
Merger-related costs	—	(254)	—	(1,298)
Restructuring and other costs	—	(1,355)	—	(1,355)
Stock-based compensation expense	(719)	(445)	(1,734)	(741)
Other segment items (1)	1,224	(109)	1,044	314
Net loss	$(1,895)	$(7,558)	$(5,600)	$(13,124)

(1)	Other segment items include interest income, interest expense, gain on settlement of accounts payable, change in fair value of warrant liabilities, net foreign currency exchange gains (losses) and other expense, net as reported in the Company’s condensed consolidated statements of operations and comprehensive loss.

Assets regularly provided to the CODM are consistent with those reported on the consolidated balance sheets with particular emphasis on the Company’s available liquidity, including its cash and restricted cash. All of the Company’s tangible assets are held in the United States.

Note 12. Related Party Transactions

CEO Agreement

On May 31, 2024, the Company and Dr. Samir Patel entered into an Interim Chief Executive Officer Agreement, effective as of May 1, 2024 (the “Interim CEO Agreement”). Pursuant to the Interim CEO Agreement, Dr. Patel served as the Company’s Interim President and Chief Executive Officer as an independent contractor on an at-will basis. The Interim CEO Agreement could be terminated by the Company immediately for any reason. As the sole compensation for services provided under the Interim CEO Agreement, Dr. Patel was paid $50,000 per month in the form of fully vested ordinary shares. On September 16, 2024, the Company entered into an amendment to the Interim CEO Agreement (the “CEO Amendment Agreement”), effective July 1, 2024, to revise Dr. Patel’s compensation in connection with the services as Interim President and Chief Executive Officer. Pursuant to the CEO Amendment Agreement, in lieu of receiving the stated monthly compensation of $50,000 in the form of fully vested ordinary shares, Dr. Patel is paid in the form of fully vested non-qualified stock options to purchase ordinary shares (“NQSO”), with the number of ADSs underlying each such monthly NQSOs grant to be equal to two times the number determined by dividing (i) $50,000 by (ii) the closing price of the Company’s ADSs on the Nasdaq Capital Market on the last day of each month (or partial month) Dr. Patel has served as the Company’s Interim President and Chief Executive Officer.

On December 12, 2024, the Company’s board of directors approved the appointment of Dr. Samir Patel to President and Chief Executive Officer, effective December 16, 2024. There were no changes to Dr. Patel’s revised compensation under the CEO Amendment Agreement described above, following Dr. Patel’s appointment as President and Chief Executive Officer on December 16, 2024. On April 21, 2025, Dr. Patel stepped down as President and Chief Executive Officer.

During the three months ended June 30, 2025, the Company recognized (i) $0 in non-cash stock-based compensation pursuant to the CEO Amendment Agreement, pertaining to NQSOs granted to Dr. Patel to purchase ordinary shares, and (ii) $0.2 million in accrued professional fees for compensation earned during the quarter.

During the six months ended June 30, 2025, the Company recognized (i) less than $0.1 million in non-cash stock-based compensation pursuant to the CEO Amendment Agreement, pertaining to NQSOs granted to Dr. Patel to purchase 152,672,000 ordinary shares at an exercise price of less than $0.01 per ordinary share, and (ii) $0.2 million in accrued professional fees for compensation earned during such six month period.

Notes Payable, Related Party

Pursuant to the acquisition of Peak Bio, which closed on November 14, 2024, the Company assumed three notes payable due to Dr. Huh, the Company’s Chairman of the Board.

2021 Notes

As a result of the acquisition of Peak Bio, the Company assumed two notes in the amount of a total of $0.9 million owed to Dr. Huh, which were entered into in May and August 2021 (the “2021 Notes”) and had a one year maturity date from date of issuance. The 2021 Notes carried an interest rate of 1.0% per annum.

In connection with the March 2025 Private Placement (Note 7), Dr. Huh’s 2021 Notes including accrued interest, and a portion of his January 2024 Note (see below), aggregating to $1.0 million were cancelled, extinguished and paid in full for an equal amount of ordinary shares and warrants of the Company.

As of June 30, 2025 and December 31, 2024, the outstanding principal and accrued interest on the 2021 Notes was $0 and $0.9 million, respectively.

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

The Company recognized interest expense of less than $0.1 million during each of the three and six months ended June 30, 2025.

As of June 30, 2025 and December 31, 2024, the outstanding principal balance on the January 2024 Note was $0.7 million and $0.75 million, respectively. As of each of June 30, 2025 and December 31, 2024, accrued interest of $0.2 million and $0.1 million, respectively is presented within accrued expenses in the consolidated balance sheets.

Convertible Notes, Related Party

On May 10, 2024, the Company entered into unsecured convertible promissory notes (the “May 2024 Notes”) with Dr. Ray Prudo, the Company’s Chairman at the time, and its then Interim President and Chief Executive Officer and director, Dr. Samir Patel, for an aggregate of $1.0 million in gross proceeds. The May 2024 Notes bear interest at 15% per annum, which may be increased to 17% upon the occurrence of certain events of default as described therein, and the principal and all accrued but unpaid interest is due on the date that is the earlier of (a) ten (10) business days following the Company’s receipt of a U.K. research and development tax credit from HM Revenue and Customs, and (b) November 10, 2024. Provided, however, at any time or times from the date of the note and until the tenth business day prior to closing of the acquisition, the note holders are entitled to convert any portion of the outstanding and unpaid amount, including principal and accrued interest, into Company ADSs at a fixed conversion price equal to $1.59, representing the Nasdaq official closing price of the Company’s ADSs on the issuance date, subject to certain restrictions. In October 2024, the aggregate principal balance of $750,000, was repaid in cash with proceeds from the Company’s U.K. research and development tax credit from the U.K. HM Revenue and Customs. Drs. Prudo and Patel each elected to convert the $125,000 of remaining principal and accrued interest into the Company’s ADSs at a conversion price of $1.59 per ADS. These ordinary shares were issued to Drs. Prudo and Patel on April 30, 2025.

The Company recognized no interest expense during the three and six months ended June 30, 2025.

As of June 30, 2025 and December 31, 2024, the outstanding principal and accrued interest, presented within accrued expenses, on the May 2024 Notes was $0 and $0.3 million, respectively.

The Doctors Laboratory

The Company leases office space for its U.K. headquarters in London from The Doctors Laboratory (“TDL”), an entity with a common director, and had incurred expenses of less than $0.1 million plus VAT during each of the three and six months ended June 30, 2025 and 2024. The Company also received certain administrative services provided by TDL, and certain laboratory testing services for its clinical trials, and incurred expenses of less than $0.1 million during each of the three and six months ended June 30, 2025 and 2024. The Company recorded payable balances owed to TDL of less than $0.1 million as of June 30, 2025 and December 31, 2024.

Other

In November 2024, the Company assumed an amount due to an entity in which the Company’s Chairman, Dr. Hoyoung Huh, is a director. As of June 30, 2025 and December 31, 2024, the amounts due totaled less than $0.1 million and are included in accounts payable in the Company’s condensed consolidated balance sheets.

Note 13. Commitments and Contingencies

Leases

The Company currently leases office space for both our U.K. and U.S. headquarters on a short-term basis. The lease for our U.K. headquarters, located in London, expired in July 2025, unless terminated earlier with not less than three months notice. The Company leases its U.S. headquarters virtual office, located in Boston, Massachusetts, on a month-to-month basis. The Company also leases laboratory space, located in San Francisco, California, which expires in September 2025 and is cancellable anytime with 60 days’ notice. The Company is not party to any material lease agreements.

For each of the three months ended June 30, 2025 and 2024, the Company incurred lease costs of less than $0.1 million. For the six months ended June 30, 2025 and 2024, the Company incurred lease costs of less than $0.1 million and approximately $0.2 million, respectively.

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

During each of the three and six months ended June 30, 2025 and 2024, respectively, the Company charged less than $0.1 million to operating expenses related to the Company’s contributions to employee benefit plans.

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

The Company incurred zero expenses under this agreement as no milestones have been achieved since inception, and no products were sold from inception through June 30, 2025.

Legal Proceedings

In May 2025, a former employee of Peak Bio CA, Inc. subsidiary filed a claim stating that they are entitled to certain discretionary bonuses from 2022 totaling less than $0.1 million. The Company denies the former employee’s claim and intends to defend itself.

In December 2024, the Company received demand letters from two individuals formerly serving the Company as consultants outlining claims relating to wrongful termination. The wrongful termination claims included claims for unpaid consulting fees, consulting fees owed due to improper termination notice, unpaid bonuses, severance, and the accelerated vesting of outstanding restricted stock unit awards as of the termination date. On March 3, 2025 and on May 30, 2025, the Company signed separate Settlement Agreements and Mutual Releases with each of such former consultants. The agreements require the Company to make a payment totaling $0.4 million in equal monthly installments with the last installment being payable November 2025. In addition, the agreements allowed for the terms of the previously awarded restricted stock units to continue to govern, including the continued vesting of the restricted stock units. Accordingly, during the six months ended June 30, 2025, the Company issued 251,822,000 ordinary shares on vesting of these restricted stock awards. As of June 30, 2025, the Company recognized $0.2 million, representing the remainder aggregate settlement amount, which is presented within accounts payable in the Company’s condensed consolidated balance sheets.

On November 21, 2024, “Sabby” Volatility Warrant Master Fund Ltd. (“Sabby”) filed a lawsuit against the Company in New York state court for alleged breach of contract. Sabby alleges that it validly exercised a warrant issued to Sabby in September 2022 and alleges that the Company breached the warrant by not honoring Sabby’s exercise request. On May 7, 2025, the Company and Sabby entered into a Settlement Agreement pursuant to which the Company agreed to issue 272,450 ADSs (representing 544,900,000 ordinary shares) to Sabby, which were issued on June 13, 2025.

Accounts Payable Settlements

During the six months ended June 30, 2025, the Company entered into a settlement agreement with a vendor for the settlement of outstanding payables. This resulted in a $1.2 million gain on settlement of current liabilities, which is reflected in the statements of operations for the three and six months ended June 30, 2025.

On April 4, 2025, the Company issued 204,000 ADS (representing 408,000,000 ordinary shares) to Paulson for the settlement of outstanding placement agent fees earned in connection with a private placement in November 2024.

Note 14. Restructuring

In May 2024, the Company implemented a reduction-in-force of approximately 67% of its total workforce as a result of the recently announced research and development program prioritization under which the Company’s hematopoietic stem cell transplantation-associated thrombotic microangiopathy (“HSCT-TMA”) program with investigational nomacopan was suspended. The reduction-in-force was part of an operational restructuring plan (the “May 2024 Restructuring Plan”) which also included the elimination of certain senior management positions. The May 2024 Restructuring Plan was completed in the third quarter of 2024. The purpose of the May 2024 Restructuring Plan, including the reduction-in-force, was to reduce HSCT-TMA program related operating costs, while supporting the execution of the Company’s long-term strategic plan including the acquisition of Peak Bio. As of June 30, 2025, the Company does not expect to incur additional restructuring-related expenses related to the May 2024 Restructuring Plan.

The following table presents the restructuring reserve and activity for the six months ended June 30, 2025:

	Severance and	Other
(In thousands)	Employee Benefit Costs	Restructuring Charges	Total
Balance at December 31, 2024	$450	$—	$450
Restructuring adjustment	(50)	—	(50)
Cash payments	(350)	—	(350)
Balance at June 30, 2025	$50	$—	$50

The following table presents the restructuring reserve and activity for the six months ended June 30, 2024:

	Severance and	Other
(In thousands)	Employee Benefit Costs	Restructuring Charges	Total
Balance at December 31, 2023	$—	$—	$—
Restructuring charges	1,562	78	1,640
Cash payments	(819)	(78)	(897)
Non-cash stock-based compensation	(285)	—	(285)
Balance at June 30, 2024	$458	$—	$458

The restructuring reserve is presented within accounts payable and accrued expenses in the Company’s condensed consolidated balance sheets for the six months ended June 30, 2025 and 2024, respectively.

Note 15. Subsequent Events

In August 2025, the Company entered into Note Purchase Agreements with certain investors and the Company’s directors (the “August 2025 Note Investors”), pursuant to which the Company agreed to issue unsecured promissory notes with a 20% original issuance discount (each a “August 2025 Note” and together, the “August 2025 Notes”) in a private placement (the “August 2025 Notes Offering”) for an aggregate purchase price of $3 million, inclusive of the exchange Note Termination (as defined below). The aggregate principal amount of the August 2025 Notes issuable is $3.8 million. The August 2025 Notes mature one year from the date of issuance at which time the principal amount is due and payable. In connection with the 2025 August Notes Offering, the Company’s Chairman, Dr. Hoyoung Huh, agreed to purchase an August 2025 Note with a principal amount of $1,250,000 for a purchase price of $1,000,000, with the purchase price thereof to be satisfied through his agreement to cancel and extinguish $837,433 of outstanding principal and accrued interest under a senior secured promissory note previously issued to him by Peak Bio in January 2024, which was assumed by the Company (the “Note Termination”) plus cash of $162,567. Further, the Company agreed to amend the Series A Warrants previously issued in the March 2025 Private Placement to certain of the August 2025 Note Investors, at the closing of the 2025 August Notes Offering to extend the expiration date from 2026 to 2030. The 2025 August Notes Offering is expected to close in two tranches in August and September 2025.

The Company also agreed to pay a 5% advisory fee in cash on the total gross cash proceeds of approximately $2.2 million to Paulson Investment Company (“Paulson”) in connection with the August 2025 Notes Offering.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with:

●	our unaudited condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Form 10-Q; and

●	our audited consolidated financial statements and accompanying notes included in our Form 10-K, as well as the information contained under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K.

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

ADCs are a class of cancer therapies that combine the precision targeting of antibodies with payload toxins that attack cancer cells. To date, innovation in the field of ADC therapies has focused primarily on the development of novel antibodies linked to existing classes of payload toxins. For example, there is a range of approved ADCs with antibodies that target the Her2, Trop2, CD19, CD22, CD30, Nectin-4, Tissue Factor, and FR alpha antibodies. However, there is a lack of diversity in the payload toxins to which those antibodies are conjugated to, as more than 90% of ADCs approved or in late-stage clinical development of which we are aware, utilize payloads from just two standard classes: (1) microtubule inhibitors or (2) DNA-damaging agents such as topoisomerase I inhibitors.

Our differentiated ADC discovery and development platform (our “ADC Platform”) enables us to generate a range of ADC product candidates that pair our novel payloads with biologically validated antibody targets prevalent in cancer tumors. We believe that our focus on the development of ADCs that utilize our novel payloads may allow us to develop ADCs with benefits that include:

●	more effective cancer-killing properties, or cytotoxicity;

●	activation of the immune system to generate a greater numbers of neoepitopes than currently available ADCs, leading to activation of both B-cells and T-cells in the tumor microenvironment to generate an immune response that has the potential to continue to kill cancer cells in the tumor microenvironment and throughout the body;

●	ability to be used in combination with checkpoint inhibitors to potentially deliver synergistic efficacy results (more than additive);

●	sustained duration of response of tumor regression or elimination;

●	reduced tumor resistance; and

●	improved safety and tolerability relative to ADCs that are currently available.

Our lead product candidate is AKTX-101, a pre-clinical stage Trop2-targeting ADC that combines our novel payload PH1, a spliceosome modulator with the Trop2 antibody. Trop2 is an antigen, which is expressed differentially at higher levels in a number of solid tumor cancer types, including lung, breast, colon and urothelial, and gastric. We aim to establish AKTX-101 as a potential best-in-class Trop2-targeting ADC for the treatment of a variety of solid tumors.

We acquired the ADC Platform in connection with our acquisition of Peak Bio (the “Merger”). Prior to that time, we were primarily focused on advancing our former lead product candidates nomacopan and PAS-nomacopan (longer-acting nomacopan that is PASylated). Since the closing of the Merger, we have focused substantially all of our efforts on the discovery and pre-clinical development of ADCs and our ADC Platform. We have suspended further internal development of our legacy programs, nomacopan and PAS-nomacopan, and intend to seek strategic partners to advance their development externally. For our PHP-303 program, a program that Peak Bio had advanced prior to the closing of the Merger, we also intend to seek strategic partners to further its development externally.

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

Recent Developments

August 2025 Financing

In August 2025, we entered into Note Purchase Agreements with certain investors and the directors of the Company (the “August 2025 Note Investors”), pursuant to which we agreed to issue unsecured promissory notes with a 20% original issuance discount (each a “August 2025 Note” and together, the “August 2025 Notes”) in a private placement (the “2025 August Notes Offering”) for an aggregate purchase price of $3 million, inclusive of the exchange Note Termination (as defined below). The aggregate principal amount of the August 2025 Notes issuable is $3.8 million. The August 2025 Notes mature one year from the date of issuance at which time the principal amount is due and payable. In connection with the 2025 August Notes Offering, the Company’s Chairman, Dr. Hoyoung Huh, agreed to purchase an August 2025 Note with a principal amount of $1,250,000 for a purchase price of $1,000,000, with the purchase price thereof to be satisfied through his agreement to cancel and extinguish $837,433 of outstanding principal and accrued interest under a senior secured promissory note previously issued to him by Peak Bio in January 2024, which was assumed by the Company (the “Note Termination”) plus cash of $162,567. Further, we agreed to amend the Series A Warrants (as defined below) previously issued in the March 2025 Private Placement to certain of the August 2025 Note Investors, at the closing of the 2025 August Notes Offering to extend expiration date from 2026 to 2030. The 2025 August Notes Offering is expected to close in two tranches in August and September 2025.

We also agreed to pay a 5% transaction fee in cash of the total gross cash proceeds of $2.2 million to Paulson Investment Company (“Paulson”) in connection with the August 2025 Notes Offering.

Appointment of New President and Chief Executive Officer

On March 14, 2025, we entered into an Executive Offer of Employment Agreement (as amended by a subsequent Chief Executive Officer Letter Agreement, dated March 18, 2025) with Mr. Abizer Gaslightwala pursuant to which Mr. Gaslightwala will serve as our President and Chief Executive Officer, effective on April 21, 2025. As compensation, Mr. Gaslightwala is paid a base salary, which includes an annual cash bonus target, and is entitled to receive share-based payment compensation based on time service and the achievement of specific performance criteria.

March 2025 Private Placement

In March 2025, the Company entered into a securities purchase agreement with certain investors and all directors, pursuant to which the Company sold and issued in a private placement (the “March 2025 Private Placement”) ADSs, or pre-funded warrants (“Pre-Funded Warrants”) in lieu thereof, each representing 2,000 of the Company’s ordinary shares (the “Shares”), and, in each case, Series A warrants to purchase ADSs (“Series A Warrants”) and Series B warrants to purchase ADSs (“Series B Warrants”), the “Warrants,” and together with the ADSs or Pre-Funded Warrants, the “Units”). The Series A Warrants and Series B Warrants have a one-year term and a five-year term from the date of issuance, respectively, and the number of ADSs issuable pursuant to the exercise of each Series A Warrant ranges from 1 ADS to 1.5 ADSs depending on the “tier” of investment made.

In March 2025, the Company closed its first round of financing under the March 2025 Private Placement and issued 2,238,031 ADSs, Series A Warrants to purchase up to 2,283,031 ADS, at a per unit price of $0.87 per ADS, and Series B Warrants to purchase up to 2,283,031 ADS, at a per unit price of $0.87 per ADS. In connection with this round of financing, the Company’s Chairman, Dr. Hoyoung Huh, agreed to purchase $1.0 million of Units, with the purchase price thereof to be satisfied through his agreement to cancel and extinguish $1.0 million of notes previously issued to him by Peak Bio in January 2024, which were assumed by the Company (the “March 2025 Note Termination”) for an equal amount of ordinary shares and warrants.

In April 2025, the Company closed its final round of financing under the March 2025 Private Placement and issued 2,704,595 ADSs, Pre-Funded Warrants to purchase up to 1,650,000 ADS at a price of $0.20 per ADS, Series A Warrants to purchase up to 6,057,405 ADS, at a per unit price of $0.87 per ADS, and Series B Warrants to purchase up to 4,354,595 ADS, at a per unit price of $0.87 per ADS.

At close of the March 2025 Private Placement, we incurred a total of approximately $0.4 million in placement agent fees with Paulson and issued 172,344 ADSs with an estimated fair value of $0.2 million. Net proceeds from the March 2025 Private Placement were approximately $5.6 million, net of the $1.0 million from the March 2025 Note Termination.

Pipeline Prioritization of the Merged Companies

In May 2024, we announced the completion of a joint portfolio prioritization review pursuant to which the anticipated combined entity, following completion of the proposed Merger (as defined below), will focus on Peak Bio’s ADC platform technology. As a result, our clinical stage nomacopan program in hematopoietic stem cell transplantation-associated thrombotic microangiopathy (“HSCT-TMA”) was suspended, with enrollment in our pediatric clinical study discontinued due to cost and timeline. Our pre-clinical PAS-nomacopan program in Geographic Atrophy (“GA”) has also been suspended from further internal development and we are looking for an external licensing partner to continue its further development. Following the closing of the Merger on November 14, 2024, we expanded our pipeline of assets from Peak Bio with the addition of Peak Bio’s proprietary ADC technology platform with novel payload and linker technologies, as well as the Peak Bio PHP-303 small molecule selective and reversible neutrophil elastase inhibitor. The ADC program includes a novel pre-clinical ADC candidate AKTX-101 targeting Trop-2 with Akari’s novel payload, PH1. Akari aims to develop several ADC candidates utilizing its novel PH1 payload, a spliceosome modulator, to significantly improve the outcomes for cancer patients across a range of tumors. Further, related to our PHP-303 program, we do not invest any resources to advance this program internally and instead expect to emphasize partnering/collaboration and licensing opportunities with broad potential impact on patients.

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

Results of Operations

Three and Six Months Ended June 30, 2025 and 2024

Overview

During the three months ended June 30, 2025, our loss from operations totaled $3.1 million, a 58% decrease, compared to a loss from operations of $7.4 million for the three months ended June 30, 2024. During the six months ended June 30, 2025, our loss from operations totaled $6.6 million, a 51% decrease, compared to a loss from operations of $13.4 million for the six months ended June 30, 2024. Our total operating expenses are set forth by category in the table below:

	Three Months Ended			Six Months Ended
	June 30,			June 30,		Change
($ in thousands)	2025	2024	$ Change	2025	2024	$
Operating expenses:
Research and development	$667	$3,314	$(2,647)	$1,480	$5,593	$(4,113)
General and administrative	2,452	2,241	211	5,164	4,907	257
Merger-related costs	—	254	(254)	—	1,298	(1,298)
Restructuring and other costs	—	1,640	(1,640)	—	1,640	(1,640)
Total operating expenses	$3,119	$7,449	$(4,330)	$6,644	$13,438	$(6,794)
Loss from operations	$(3,119)	$(7,449)	$4,330	$(6,644)	$(13,438)	$6,794

Research and development expenses

Our research and development expenses are charged to operations as incurred and we incur both direct and indirect expenses for each of our programs. We track direct research and development expenses by pre-clinical and clinical programs, which may include third-party costs such as costs related to Contract Research Organizations (“CROs”), contract laboratories, consulting, and clinical trial costs. We do not allocate indirect research and development expenses, which may include product development and manufacturing, clinical, medical, regulatory, laboratory (equipment and supplies), personnel, facility and other overhead costs, to specific programs.

During the three months ended June 30, 2025, total research and development expenses decreased by approximately $2.6 million, or 80%, as compared to the three months ended June 30, 2024. During the six months ended June 30, 2025, total research and development expenses decreased by approximately $4.1 million, or 74%, as compared to the six months ended June 30, 2024. The reduction in research and development expenses is due to the decrease of costs associated with our legacy assets nomacopan and PHP-303 as we suspended the internal development of those programs while we prioritize our research and development activities on our ADC platform and pipeline. The following sets forth research and development expenses for the three and six months ended June 30, 2025 and 2024 by category:

	Three Months Ended			Six Months Ended
	June 30,			June 30,		Change
($ in thousands)	2025	2024	$ Change	2025	2024	$
Clinical trial costs:
nomacopan HSCT-TMA clinical development (AK901)	$44	$450	$(406)	$106	$1,083	$(977)
ADC discovery and pre-clinical development	145	—	145	162	—	162
Chemistry, manufacturing and control (“CMC”)	20	2,231	(2,211)	48	2,942	(2,894)
Other external development expenses	(63)	290	(353)	35	595	(560)
Personnel costs	521	343	178	1,129	973	156
Total research and development expenses	$667	$3,314	$(2,647)	$1,480	$5,593	$(4,113)

HSCT-TMA clinical development (AK901)

These expenses include external expenses that we have incurred in connection with the development of nomacopan for the treatment of pediatric HSCT-TMA and primarily consist of payments to CROs and other vendors. The decrease in HSCT-TMA clinical development expenses of $0.4 million and $1 million, or 90% each, incurred during the three and six months ended June 30, 2025, respectively, as compared to the three and six months ended June 30, 2024, is primarily due to our decision to suspend the AK901 clinical program and find a collaborative partner for nomacopan program.

ADC discovery and pre-clinical development

These expenses include external expenses that we incurred in connection with the discovery and pre-clinical development of our ADC platform and program(s) and primarily consist of payments to external vendors and consultants. In December 2024, we announced our strategic prioritization of our ADC technology and programs and expect to incur material additional costs going forward related to this program as we plan to invest in additional ADC related discovery and pre-clinical development activities.

Chemistry, manufacturing and control (“CMC”)

CMC expenses historically included external expenses incurred related to the development and manufacturing of nomacopan for use in clinical trials and pre-clinical development of PAS-nomacopan. In general, such expenses primarily consist of payments to vendors for manufacturing of drug substance (including raw materials), drug product, supplies, validation, quality assurance and other manufacturing development activities. The decrease in expenses of $2.2 million and $2.9 million, or 99% and 98%, incurred during the three and six months ended June 30, 2025, respectively, as compared to the three and six months ended June 30, 2024, is primarily due to our decision to suspend our HSCT-TMA program and instead seek an external partner for further development.

Other external development expenses

These expenses include external expenses, such as payments to contract vendors, that may be related to pre-clinical development activities, discontinued programs and unallocated expenses. During the three months ended June 30, 2025, we recovered certain expenses totaling less than $0.1 million resulting in a decrease of $0.4 million in expenses as compared to the three months ended June 30, 2024. The $0.6 million, or 94%, decrease in expenses incurred during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, is related to lower costs incurred related to pre-clinical studies and other pre-clinical development work investigating PAS-nomacopan for the treatment of GA.

Personnel costs

These expenses include compensation and related costs associated with employees, independent consultants and staffing firms. Personnel costs increased by $0.2 million, or 52%, and $0.2 million, or 16%, during the three and six months ended June 30, 2025, respectively, as compared to the three and six months ended June 30, 2024. The increase is primarily due to increases in non-cash stock-based compensation expense, partially offset by lower cash-based salaries.

The extent of our future research and development expenditures will be determined based on future funding.

General and administrative expenses

During the three months ended June 30, 2025, total general and administrative costs increased by approximately $0.2 million, or 9%, as compared to the three months ended June 30, 2024, primarily due to an increase in non-cash stock-based compensation expense of $0.4 million, partially offset by a decrease of approximately $0.2 million in premiums for our directors and officers insurance.

During the six months ended June 30, 2025, total general and administrative costs increased by approximately $0.3 million, or 5%, as compared to the six months ended June 30, 2024, primarily due to an increase in non-cash stock-based compensation expense of $1 million, an increase of $0.2 million in professional fees (primarily driven from Merger related financial disclosures), partially offset by a decrease of approximately $0.5 million in cash-based salaries, a decrease of approximately $0.4 million in premiums for our directors and officers insurance.

Merger-related costs

Merger-related costs consist of direct expenses incurred in connection with the Merger and are comprised primarily of legal and professional fees.

Merger-related costs for the three and six months ended June 30, 2024 were $0.3 million and $1.3 million, respectively. No such costs were incurred during three and six months ended June 30, 2025.

Restructuring and other costs

Restructuring costs consist primarily of severance and related benefit costs related to workforce reductions incurred in connection with the RIF, which the Company began to implement in May 2024.

Restructuring and other costs for both of the three and six months ended June 30, 2024 were $1.6 million, including $0.3 million of non-cash share-based compensation expense. No such costs were incurred during three and six months ended June 30, 2025.

Interest income

During each of the three and six months ended June 30, 2025 and 2024, interest income was less than $0.1 million. Amounts may fluctuate from period to period due to changes in average cash balances and prevailing interest rates.

Interest expense

Interest expense primarily consists of interest incurred on the May 2024 Convertible Notes, the financing of director and officer insurance premiums and the notes assumed in the Merger, which include the April 2023 Convertible Notes, the November 2023 Note, the September 2024 Note, the 2021 Notes and the January 2024 Note. Refer to Note 6 and Note 12 of our unaudited condensed consolidated financial statements included in this Form 10-Q.

Interest expense may fluctuate from period to period due to changes in average interest-bearing loans and related interest rates.

Gain on settlement of current liabilities

During the three months ended June 30, 2025, we recognized a gain on settlement of current liabilities of $1.2 million with a former vendor.

During the six months ended June 30, 2025, we recognized a gain on settlement of current liabilities of $1.2 million which is comprised of a gain on settlement of $1.2 million with a former vendor and a less than $0.1 million gain on debt extinguishment related to a promissory note issued by Peak Bio in November 2023 and assumed by the Company in November of 2024 in the amount of $0.4 million, bearing interest at 6% per annum with a maturity date of December 31, 2024 (the “November 2023 Note”).

No such gain was recognized during the three and six months ended June 30, 2024.

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

During the three months ended June 30, 2025 and 2024, we recorded a change in the fair value of warrant liabilities, representing a non-cash revaluation gain of approximately $0.1 million and a non-cash revaluation loss of $0.2 million, respectively. Change in the fair value of warrant liabilities and resulting warrant revaluation gain for the three months ended June 30, 2025 was driven by the decrease in our stock price during the reporting period. Changes in the fair value of the warrant liability and resulting warrant revaluation loss for the three months ended June 30, 2024 was driven primarily by the increase in our stock price during the reporting period.

During the six months ended June 30, 2025 and 2024, we recorded a change in the fair value of warrant liabilities, representing a non-cash revaluation gain of approximately $0.1 million and $0.5 million, respectively. Change in the fair value of warrant liabilities and resulting warrant revaluation gain for the six months ended June 30, 2025 was driven by the decrease in our stock price during the reporting period, offset by an extinguishment of liability related to certain September 2022 Warrants. Change in the fair value of warrant liabilities and resulting warrant revaluation gain for the six months ended June 30, 2024 was driven primarily by the decrease in our stock price and the decrease in the expected term assumption during the reporting period.

Foreign currency exchange gain (loss), net

During the three months ended June 30, 2025 and 2024, we recorded a net foreign currency exchange loss of less than $0.1 million and net foreign currency gain of approximately $0.1 million, respectively. During the six months ended June 30, 2025 and 2024, we recorded a net foreign currency exchange loss of approximately $0.2 million and $0.1 million, respectively. Exchange gains and losses can fluctuate significantly from period to period due to changes in exchange rates, as well as the volume and timing of expenditures and related payments denominated in foreign currencies.

Other expense, net

Other expense was less than $0.1 million during the six months ended June 30, 2024. During the three and six months ended June 30, 2025 and the three months ended June 30, 2024, we incurred no such expense. Other expenses are not material to our results of operations.

Net loss applicable to common shareholders

As a result of the factors discussed above, our net loss applicable to common shareholders for the three months ended June 30, 2025 was $1.9 million, compared to net loss applicable to ordinary shareholders for the three months ended June 30, 2024 of $7.6 million. Our net loss applicable to common shareholders for the six months ended June 30, 2025 was $5.6 million, compared to net loss applicable to ordinary shareholders for the six months ended June 30, 2024 of $13.1 million.

Financial Condition, Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have incurred substantial losses, and we have primarily funded our operations with proceeds from the sale of equity securities, including ordinary shares, warrants and pre-funded warrants, and convertible notes. At June 30, 2025, we had $2.7 million in cash and an accumulated deficit of $252.9 million. To date, we have not generated any revenue.

We have devoted substantially all of our efforts to research and development, including clinical trials, and we have not commercialized any products. Our research and development activities, together with our general and administrative expenses, are expected to continue to result in substantial operating losses for the foreseeable future. These losses, among other things, have had and will continue to have an adverse effect on our shareholders’ equity, total assets and working capital. Due to the numerous risks and uncertainties associated with developing drug candidates and, if approved, commercial products, we are unable to predict the extent of any future losses, whether or when any of our drug candidates will become commercially available or when we will become profitable, if at all. Our future capital requirements will depend on many factors, including:

●	the progress and costs of our drug discovery activities and pre-clinical studies, clinical trials and other research and development activities;

●	the costs associated with the integration activities related to the Merger;

●	the scope, prioritization and number of our clinical trials and other research and development programs;

●	the amount of revenues and contributions we receive under future licensing, development and commercialization arrangements with respect to our product candidates;

●	the costs of the development and expansion of our operational infrastructure;

●	the costs and timing of obtaining regulatory approval for our product candidates;

●	the costs of filing, prosecuting, enforcing and defending patent claims and other intellectual property rights;

●	the costs and timing of securing manufacturing arrangements for clinical or commercial production;

●	the costs of contracting with third parties to provide sales and marketing capabilities for us;

●	the magnitude of our general and administrative expenses; and

●	any cost that we may incur under future in- and out-licensing arrangements relating to current or future product candidates.

Other than with respect to the August 2025 Notes Offering, we currently do not have any commitments for future external funding. We will need to raise additional funds, and we may decide to raise additional funds even before we need such funds if the conditions for raising capital are available and/or favorable. Until we can generate significant recurring revenues, we expect to satisfy our future cash needs through debt or equity financings, credit facilities or by out-licensing arrangements of our product candidates. The sale of equity or convertible debt securities may result in dilution to our existing shareholders. The incurrence of indebtedness would result in increased fixed obligations and could also subject us to covenants that restrict our operations. We cannot be certain that additional funding, whether through grants, financings, credit facilities or out-licensing arrangements, will be available to us on acceptable terms, if at all. If sufficient funds are not available, we may be required to delay, reduce the scope of or eliminate research or development plans for, or commercialization efforts with respect to, one or more applications of our product candidates, or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain potential products that we might otherwise seek to develop or commercialize independently.

August 2025 Financing

In August 2025, the Company entered into Note Purchase Agreements with certain investors and the Company’s directors (the “August 2025 Note Investors”), pursuant to which the Company agreed to issue unsecured promissory notes with a 20% original issuance discount (each a “August 2025 Note” and together, the “August 2025 Notes”) in a private placement (the “August 2025 Notes Offering”) for an aggregate purchase price of $3 million, inclusive of the exchange Note Termination (as defined below). The aggregate principal amount of the August 2025 Notes issuable is $3.8 million. The August 2025 Notes mature one year from the date of issuance at which time the principal amount is due and payable. In connection with the 2025 August Notes Offering, the Company’s Chairman, Dr. Hoyoung Huh, agreed to purchase an August 2025 Note with a principal amount of $1,250,000 for a purchase price of $1,000,000, with the purchase price thereof to be satisfied through his agreement to cancel and extinguish $837,433 of outstanding principal and accrued interest under a senior secured promissory note previously issued to him by Peak Bio in January 2024, which was assumed by the Company (the “Note Termination”) plus cash of $162,567. Further, the Company agreed to amend the Series A Warrants previously issued in the March 2025 Private Placement to certain of the August 2025 Note Investors, at the closing of the 2025 August Notes Offering to extend the expiration date from 2026 to 2030. The 2025 August Notes Offering is expected to close in two tranches in August and September 2025.

The Company also agreed to pay a 5% advisory fee in cash of the total gross cash proceeds of approximately $2.2 million to Paulson Investment Company (“Paulson”) in connection with the August 2025 Notes Offering.

March 2025 Private Placement

In March 2025, the Company entered into a securities purchase agreement (the “March 2025 Private Placement”) with certain investors and all directors, pursuant to which the Company sold and issued in a private placement ADSs, or pre-funded warrants (“Pre-Funded Warrants”) in lieu thereof, each representing 2,000 of the Company’s ordinary shares (the “Shares”), and, in each case, Series A warrants to purchase ADSs (“Series A Warrants”) and Series B warrants to purchase ADSs (“Series B Warrants”), the “Warrants,” and together with the ADSs or Pre-Funded Warrants, the “Units”). The Series A Warrants and Series B Warrants have a one-year term and a five-year term from the date of issuance, respectively, and the number of ADSs issuable pursuant to the exercise of each Series A Warrant ranges from 1 ADS to 1.5 ADSs depending on the “tier” of investment made.

In March 2025, the Company closed its first round of financing under the March 2025 Private Placement and issued 2,238,031 ADSs, Series A Warrants to purchase up to 2,283,031 ADS, at a per unit price of $0.87 per ADS, and Series B Warrants to purchase up to 2,283,031 ADS, at a per unit price of $0.87 per ADS. In connection with this round of financing, the Company’s Chairman, Dr. Hoyoung Huh, agreed to purchase $1.0 million of Units, with the purchase price thereof to be satisfied through his agreement to cancel and extinguish $1.0 million of notes previously issued to him by Peak Bio in January 2024, which were assumed by the Company (the “March 2025 Note Termination”) for an equal amount of ordinary shares and warrants.

In April 2025, the Company closed its final round of financing under the March 2025 Private Placement and issued 2,704,595 ADSs, Pre-Funded Warrants to purchase up to 1,650,000 ADS at a price of $0.20 per ADS, Series A Warrants to purchase up to 6,057,405 ADS, at a per unit price of $0.87 per ADS, and Series B Warrants to purchase up to 4,354,595 ADS, at a per unit price of $0.87 per ADS. The Company received approximately $0.3 million in advance for the Pre-funded Warrants which is reflected in other current liabilities.

At close of the March 2025 Private Placement, we incurred a total of approximately $0.4 million in placement agent fees with Paulson and issued 172,344 ADSs with an estimated fair value of $0.2 million. Net proceeds from the March 2025 Private Placement were approximately $5.6 million, net of the $1.0 million from the March 2025 Note Termination.

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

At close of the November 2024 Private Placement, we incurred a total of $204,000 in placement agent fees with Paulson. Net proceeds from the November 2024 Private Placement were approximately $2.8 million after deducting placement agent fees and other expenses. In April 2025, we issued 408,000,000 ordinary shares to Paulson in lieu of $204,000 in cash payment.

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

In October 2024, Drs. Prudo and Patel each elected to convert $125,000 of principal and accrued interest into our ADSs at a conversion price of $1.59 per ADS. These ordinary shares were issued during the six months ended June 30, 2025. The remaining unconverted aggregate principal balance of the May 2024 Notes, or $750,000, was repaid in cash with proceeds from our U.K. research and development tax credit from HM Revenue and Customs.

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

Funding Requirements

As of the date of this report, our existing cash, together with committed funds from the August 2025 Financing, is sufficient to fund our operations into October 2025. While we have additional funding activities in progress to fund our operations, we will need to raise additional capital to continue to fund our operations and service our obligations in the future. If we are unable to raise additional capital when needed, we will not be able to continue as a going concern. We do not currently have any products approved for sale and do not generate any revenue from product sales. We are currently seeking and expect to continue to seek additional funding through financings of equity and/or debt securities. We may also engage in strategic research and development collaborations, pre-clinical and clinical funding arrangements, the sale or license of technology assets, and/or other strategic alternatives.

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

If we are unable to raise additional capital when required or on acceptable terms, we may be required to:

●	significantly delay, scale back, or discontinue the development or commercialization of our product candidates;

●	seek strategic alliances for research and development programs at an earlier stage than otherwise would be desirable or that we otherwise would have sought to develop independently, or on terms that are less favorable than might otherwise be available in the future;

●	dispose of technology assets, including current product candidates, or relinquish or license on unfavorable terms, our rights to technologies or any of our product candidates that we otherwise would seek to develop or commercialize ourselves;

●	pursue the sale of our company to a third party at a price that may result in a loss on investment for our shareholders; or

●	file for bankruptcy or cease operations altogether.

Any of these events could have a material adverse effect on our business, operating results, and prospects.

We believe the key factors which will affect our ability to obtain funding are:

●	the receptivity of the capital markets to financings by biotechnology companies generally and companies with drug candidates and technologies similar to ours specifically;

●	the receptivity of the capital markets to any in-licensing, product acquisition or other transaction we may enter into or attempt to enter into;

●	our ability to successfully integrate operations with Peak Bio following the Merger and realize anticipated benefits of the Merger;

●	the results of our pre-clinical and clinical development activities in our drug candidates we develop on the timelines anticipated;

●	competitive and potentially competitive products and technologies and investors’ receptivity to our drug candidates we develop and the technology underlying them in light of competitive products and technologies; and

●	the cost, timing, and outcome of regulatory reviews.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Three Months Ended
	June 30,
(In thousands)	2025	2024
Net cash (used in) provided by:
Net cash (used in) operating activities	$(5,406)	$(8,938)
Net cash provided by financing activities	5,514	9,277
Effect of exchange rates on cash	4	(7)
Net change in cash	$112	$332

Operating Activities. The net cash used in operating activities for the periods presented consists primarily of our net loss adjusted for non-cash charges and changes in components of working capital. The decrease in cash used in operating activities during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, was primarily due to a decrease in research and development costs and restructuring costs related to the program reprioritization and a decrease in merger-related costs incurred in connection with the Peak Bio acquisition.

Investment Activities. There were no investing activities during the six months ended June 30, 2025 and 2024.

Financing Activities. Net cash provided by financing activities primarily consisted of the following:

●	For the six months ended June 30, 2025, an aggregate of $5.9 million in net proceeds received from the March 2025 Private Placement, an aggregate of $0.3 million received in advance for pre-funded warrants issued in the March 2025 Private Placement, partially offset by $0.5 million of payments related to our promissory notes and $0.3 million of payments for our insurance premium financing; and

●	For the six months ended June 30, 2024, an aggregate of $9.8 million in net proceeds received from debt and equity financings, including (i) $1.7 million in net proceeds from the March 2024 Private Placement, (ii) $1.0 million in net proceeds from the issuance of the May 2024 Notes, and (iii) $7.1 million in net proceeds from the May 2024 Private Placement, partially offset by $0.5 million in payments related to our short-term insurance premium financing arrangement.

Material Cash Requirements

Insurance Financing Obligations

In January 2025, we entered into a short-term financing arrangement with a third-party vendor to finance insurance premiums. The aggregate amount financed under this agreement was $0.5 million which is scheduled to be paid in monthly installments through November 2025.

Debt Obligations

In November 2024 as part of the Merger, we assumed convertible notes and notes payable with third parties, and notes payable with a related party, through the acquisition of Peak Bio Inc., as more fully described in Note 6 and Note 12, respectively, to our unaudited condensed consolidated financial statements appearing in this Form 10-Q. As of June 30, 2025, these obligations are expected to result in principal payments of approximately $1.6 million.

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

We regard an accounting estimate or assumption underlying our financial statements as a “critical accounting estimate” if:

●	the nature of the estimate or assumption is material due to the level of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change; and

●	the impact of the estimates and assumptions on financial condition or operating performance is material.

There have been no material changes to our critical accounting policies and estimates since December 31, 2024. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” of our Form 10-K, for a discussion of significant estimates and assumptions made by our management as part of the preparation of this management’s discussion and analysis of financial condition and results of operations and accompanying condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

As previously disclosed under “Part II - Item 9A - Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (our “Form 10-K”), management concluded that our internal control over financial reporting was not effective at the reasonable assurance level as of December 31, 2024, due to certain deficiencies that constituted material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We have not yet begun to engage in the implementation of remediation efforts to address the material weaknesses, as well as other identified areas of risk. For a complete description of management’s remediation plan, see “Part II - Item 9A - Controls and Procedures” in our Form 10-K.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as of June 30, 2025. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, and previously identified material weaknesses in internal control over financial reporting, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2025.

Management’s Implementation of Remediation Plan

Management, with oversight from the Audit Committee, has not yet commenced implementing changes to our internal control over financial reporting in order to remediate the control deficiencies that resulted in the material weaknesses as previously disclosed in our Form 10-K. We expect to begin our efforts during the third quarter and continue our efforts through fiscal year 2025 to remediate the material weaknesses described in our Form 10-K. We believe that the remediation steps disclosed under “Part II - Item 9A - Controls and Procedures” in our Form 10-K will allow us to address the deficient controls within our internal control environment, which will facilitate the remediation of the material weaknesses.

Given that remediation efforts described in our Form 10-K have not commenced, we will not be able to consider the material weaknesses remediated until the applicable remedial controls are designed and implemented and such controls operate for a sufficient period of time and our management has concluded, through testing, that our controls are operating effectively. We, along with our Audit Committee, will continue to monitor and evaluate the effectiveness of these remedial actions and take further actions as deemed appropriate.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three and six months ended June 30, 2025, we did not have any sales of unregistered securities, other than as previously disclosed by us in a Current Report on Form 8-K.

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

August 2025 Financing

In August 2025, the Company entered into Note Purchase Agreements with certain investors and the Company’s directors (the “August 2025 Note Investors”), pursuant to which the Company agreed to issue unsecured promissory notes with a 20% original issuance discount (each a “August 2025 Note” and together, the “August 2025 Notes”) in a private placement (the “August 2025 Notes Offering”) for an aggregate purchase price of approximately $3 million, inclusive of the exchange Note Termination (as defined below). The aggregate principal amount of the August 2025 Notes issuable is approximately $3.8 million. The August 2025 Notes mature one year from the date of issuance at which time the principal amount is due and payable. In connection with the 2025 August Notes Offering, the Company’s Chairman, Dr. Hoyoung Huh, agreed to purchase an August 2025 Note with a principal amount of $1,250,000 for a purchase price of $1,000,000, with the purchase price thereof to be satisfied through his agreement to cancel and extinguish $837,433 of outstanding principal and accrued interest under a senior secured promissory note previously issued to him by Peak Bio in January 2024, which was assumed by the Company (the “Note Termination”) plus cash of $162,567. Further, the Company agreed to amend the Series A Warrants previously issued in the March 2025 Private Placement to certain of the August 2025 Note Investors, to extend the expiration date of such warrants from 2026 to 2030 (such amendment, the “Series A Warrant Extension Amendment”) at the closing of the 2025 August Notes Offering. The 2025 August Notes Offering is expected to close in two tranches in August and September 2025.

The Company also agreed to pay a 5% advisory fee in cash on the total gross cash proceeds of approximately $2.2 million to Paulson Investment Company in connection with the August 2025 Notes Offering.

The issuance of the August 2025 Notes was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

The description of the Note Purchase Agreements, the August 2025 Notes and the Series A Warrant Extension Amendment is only a summary and is qualified in its entirety by reference to the full text of the forms of the Note Purchase Agreement, August 2025 Note and Series A Warrant Extension Amendment, which are filed as Exhibits 10.2, 10.3 and 10.4, respectively, to this Quarterly Report on Form 10-Q and incorporated by reference in this Item 5.

Item 6. Exhibits.

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of March 4, 2024, by and among Akari Therapeutics, Plc, Peak Bio, Inc. and Pegasus Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K, as filed with the SEC on March 5, 2024).
10.1	Amendment No. 2 to the Akari Therapeutics, PLC 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, as filed with the SEC on July 1, 2025).
10.2*	Form of August 2025 Note Purchase Agreement.
10.3*	Form of 20% Original Issue Discount Promissory Note.
10.4*	Form of Amendment No. 1 to Series A Warrant.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH	lnline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Akari Therapeutics, Plc.

By:
Date: August 13, 2025		/s/ Abizer Gaslightwala
Abizer Gaslightwala
President and Chief Executive Officer

	By:	/s/ Torsten Hombeck
Date: August 13, 2025		Torsten Hombeck, Ph.D.
Chief Financial Officer

