Form 10-Q
period 2025-09-30
Akari Therapeutics Plc
filed 2025-11-13
CIK 1541157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 001-36288

Akari Therapeutics, Plc

(Exact name of registrant as specified in its charter)

England and Wales	98-1034922
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 East Jackson Street, Suite 3300 Tampa, Florida	33602
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (929) 274-7510

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
American Depositary Shares, each representing 2,000 Ordinary Shares, par value $0.0001 per share	AKTX	The Nasdaq Capital Market
Ordinary Shares, $0.0001 par value per share*		The Nasdaq Capital Market

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

The number of shares of Registrant’s Ordinary Shares outstanding as of November 13, 2025 was 71,479,461,523.

i

GENERAL INFORMATION

Unless otherwise stated or the context requires otherwise, references in this Quarterly Report on Form 10-Q (“Form 10-Q”) to “Akari,” the “company,” the “Company,” “we,” “us,” “our” or similar designations refer to Akari Therapeutics, Plc and its subsidiaries, taken together. All trademarks, service marks, trade names and registered marks used in this report are trademarks, trade names or registered marks of their respective owners.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AKARI THERAPEUTICS, PLC

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash	$2,484	$2,599
Restricted cash	60	60
Prepaid expenses	349	92
Other current assets	53	201
Total current assets	2,946	2,952
Goodwill	8,430	8,430
Other intangible assets	34,000	39,180
Total assets	$45,376	$50,562

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,844	$12,407
Accrued expenses	1,623	3,137
Convertible notes, net	663	700
Convertible notes - related party	—	250
Notes payable, net	198	659
Notes payable - related party, net	1,256	1,651
Warrant liabilities	503	1,012
Other current liabilities	481	94
Total current liabilities	15,568	19,910
Derivative liability	100	—
Other non-current liabilities	69	383
Deferred tax liability	6,952	8,040
Total liabilities	22,689	28,333

Commitments and contingencies (Note 14)

Shareholders’ equity:
Share capital of $0.0001 par value
Authorized: 330,854,276,210 and 245,035,791,523 Ordinary Shares at September 30, 2025 and December 31, 2024, respectively; issued and outstanding: 65,229,461,523 and 53,186,919,523 Ordinary Shares at September 30, 2025 and December 31, 2024, respectively	6,523	5,319
Additional paid-in capital	224,366	212,706
Capital redemption reserve	52,194	52,194
Accumulated other comprehensive loss	(1,144)	(738)
Accumulated deficit	(259,252)	(247,252)
Total shareholders’ equity	22,687	22,229
Total liabilities and shareholders’ equity	$45,376	$50,562

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKARI THERAPEUTICS, PLC

Condensed Consolidated Statements of Operations

and Comprehensive Loss

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$249	$143	$1,729	$5,736
General and administrative	1,975	1,709	7,139	6,616
Impairment loss on other intangible assets	5,180	—	5,180	—
Merger-related costs	—	992	—	2,290
Restructuring and other costs	—	83	—	1,723
Loss from operations	(7,404)	(2,927)	(14,048)	(16,365)
Other income (expense):
Interest income	1	3	1	7
Interest expense	(121)	(69)	(226)	(120)
Gain on settlement of current liabilities	774	—	2,018	—
Loss on debt extinguishment	(967)	—	(967)	—
Change in fair value of warrant liabilities	253	30	333	528
Foreign currency exchange gain (loss), net	76	68	(99)	(67)
Loss on derivative liability	(100)	—	(100)	—
Other expense, net	—	—	—	(2)
Total other income (expense), net	(84)	32	960	346

Net loss before income taxes	(7,488)	(2,895)	(13,088)	(16,019)
Benefit from deferred income taxes	1,088	—	1,088	—
Net loss	$(6,400)	$(2,895)	$(12,000)	$(16,019)

Net loss per share –– basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted-average number of Ordinary Shares used in computing net loss per share –– basic and diluted	65,326,236,698	24,386,005,523	60,968,766,829	18,911,928,794

Comprehensive loss:
Net loss	$(6,400)	$(2,895)	$(12,000)	$(16,019)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(38)	(177)	(406)	114
Total other comprehensive (loss) income, net of tax	(38)	(177)	(406)	114
Total comprehensive loss	$(6,438)	$(3,072)	$(12,406)	$(15,905)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKARI THERAPEUTICS, PLC

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

(amounts in thousands, except share data)

(unaudited)

	Nine Months Ended September 30, 2025
	Share Capital				Accumulated
	Ordinary Shares,		Additional	Capital	Other		Total
	$0.0001 par value		Paid-in-	Redemption	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Reserve	Loss	Deficit	Equity
Balance, December 31, 2024	53,186,919,523	$5,319	$212,706	$52,194	$(738)	$(247,252)	$22,229
Issuance of share capital related to financing, net of issuance costs	4,566,062,000	457	1,785	—	—	—	2,242
Stock-based compensation	—	—	1,015	—	—	—	1,015
Foreign currency translation	—	—	—	—	(35)	—	(35)
Net loss	—	—	—	—	—	(3,705)	(3,705)
Balance, March 31, 2025	57,752,981,523	$5,776	$215,506	$52,194	$(773)	$(250,957)	$21,746
Issuance of share capital related to financing, net of issuance costs	5,753,878,000	575	3,829	—	—	—	4,404
Issuance of share capital on conversion of convertible notes, related party	387,880,000	39	270	—	—	—	309
Issuance of share capital for services	1,002,900,000	100	522	—	—	—	622
Vesting of restricted shares	331,822,000	33	—	—	—	—	33
Stock-based compensation	—	—	719	—	—	—	719
Foreign currency translation	—	—	—	—	(333)	—	(333)
Net loss	—	—	—	—	—	(1,895)	(1,895)
Balance, June 30, 2025	65,229,461,523	$6,523	$220,846	$52,194	$(1,106)	$(252,852)	$25,605
Modification of warrants in connection with issuance of notes payable	—	—	2,643	—	—	—	2,643
Reclassification and modification of warrants in connection with amendment of convertible notes	—	—	192	—	—	—	192
Stock-based compensation	—	—	685	—	—	—	685
Foreign currency translation	—	—	—	—	(38)	—	(38)
Net loss	—	—	—	—	—	(6,400)	(6,400)
Balance, September 30, 2025	65,229,461,523	$6,523	$224,366	$52,194	$(1,144)	$(259,252)	$22,687

	Nine Months Ended September 30, 2024
	Share Capital				Accumulated		Total
	Ordinary Share,		Additional	Capital	Other		Shareholders’
	$0.0001 par value		Paid-in-	Redemption	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Reserve	(Income) Loss	Deficit	(Deficit)
Balance, December 31, 2023	13,234,315,298	$1,324	$174,754	$52,194	$(1,040)	$(227,461)	$(229)
Issuance of share capital related to financing, net of issuance costs	2,641,228,000	264	1,400	—	—	—	1,664
Vesting of restricted shares	97,578,000	10	(7)	—	—	—	3
Stock-based compensation	—	—	296	—	—	—	296
Foreign currency translation	—	—	—	—	279	—	279
Net loss	—	—	—	—	—	(5,566)	(5,566)
Balance, March 31, 2024	15,973,121,298	$1,598	$176,443	$52,194	$(761)	$(233,027)	$(3,553)
Issuance of share capital related to financing, net of issuance costs	8,059,508,000	806	6,145	—	—	—	6,951
Issuance of share capital for services	91,396,000	9	(9)	—	—	—	—
Vesting of restricted shares	285,697,400	29	(29)	—	—	—	—
Shares withheld for payroll taxes	(120,490,000)	(12)	12	—	—	—	—
Stock-based compensation	—	—	445	—	—	—	445
Foreign currency translation	—	—	—	—	12	—	12
Net loss	—	—	—	—	—	(7,558)	(7,558)
Balance, June 30, 2024	24,289,232,698	$2,430	$183,007	$52,194	$(749)	$(240,585)	$(3,703)
Proceeds from issuance of restricted shares	—	—	26	—	—	—	26
Shares withheld for payroll taxes	(1,175)	—	(193)	—	—	—	(193)
Stock-based compensation	—	—	248	—	—	—	248
Foreign currency translation	—	—	—	—	(177)	—	(177)
Net loss	—	—	—	—	—	(2,895)	(2,895)
Balance, September 30, 2024	24,289,231,523	$2,430	$183,088	$52,194	$(926)	$(243,480)	$(6,694)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKARI THERAPEUTICS, PLC

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,000)	$(16,019)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	13
Stock-based compensation	2,419	989
Issuance of share capital for payments in kind	27	—
Accretion of debt issuance costs on notes payable and notes payable, related party	93	—
Gain on settlement of current liabilities	(2,018)	—
Loss on debt extinguishment	967	—
Change in fair value of warrant liabilities	(333)	(528)
Impairment loss on other intangible assets	5,180	—
Loss on derivative liability	100	—
Deferred tax benefit	(1,088)	—
Unrealized foreign currency exchange (gains) losses	(450)	121
Change in assets and liabilities:
Prepaid expenses and other current assets	392	1,114
Accounts payable and accrued expenses	(816)	3,882
Net cash used in operating activities	(7,527)	(10,428)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares, net of issuance costs	5,879	8,687
Proceeds from issuance of convertible notes	—	1,000
Proceeds from issuance of notes payable	2,099	—
Proceeds from employee vesting of restricted shares	33	29
Proceeds from pre-funded warrants	330	—
Repayments of notes payable	(488)	—
Payments on short-term financing arrangement	(442)	(882)
Net cash provided by financing activities	7,411	8,834
Effect of exchange rates on cash	1	(5)
Net change in cash	(115)	(1,599)
Cash and restricted cash at beginning of period	2,659	3,845
Cash and restricted cash at end of period	$2,544	$2,246

Components of cash and restricted cash
Cash	$2,484	$2,246
Restricted cash	60	—
Total cash and restricted cash	$2,544	$2,246

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Financing costs in accounts payable	$—	$72
Issuance of share capital for settlement of convertible notes, related party	$309	$—
Issuance of share capital for settlement of note payable, related party	$1,000	$—
Issuance of share capital for payments in kind	$595	$—
Seller-financed purchases	$499	$1,105
Modification of warrants in connection with issuance of notes payable	$2,643	$—
Reclassification and modification of warrants in connection with amendment of convertible notes	$192	$—
Payroll taxes on share-based compensation in accrued expenses	$—	$193
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$101	$120

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the rules and regulations of the SEC and assumes that the Company will continue to operate as a going concern. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, including normal and recurring adjustments, which the Company considers necessary for the fair statement of financial information. The results of operations and comprehensive loss for the three and nine months ended September 30, 2025 are not necessarily indicative of expected results for the fiscal year ending December 31, 2025 or any other future period. The condensed balance sheet at December 31, 2024 has been derived from the audited consolidated financial statements at that date. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2024 and notes thereto included in its Form 10-K, as filed with the SEC on April 15, 2025.

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

The Company has incurred substantial losses and negative cash flows since inception and had an accumulated deficit of $259.3 million as of September 30, 2025. The Company’s cash balance of $2.5 million as of September 30, 2025 is not sufficient to fund its operations for the one-year period after the date these condensed consolidated financial statements are issued. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in research and development. The Company is subject to a number of risks and uncertainties similar to those of other companies of the same size within the biotechnology industry, such as uncertainty of pre-clinical research outcomes, uncertainty of additional funding, and history of operating losses. Substantial additional financing will be needed by the Company to fund its operations. Management is currently evaluating various strategies to obtain the required funding for future operations. These strategies may include, but are not limited to: private placements and/or public offerings of equity and/or debt securities, and strategic research and development collaborations and/or similar arrangements. There can be no assurance that these future funding efforts will be successful.

Note 2. Summary of Significant Accounting Policies

The significant accounting policies and estimates used in the preparation of the accompanying unaudited condensed consolidated financial statements are described in the Company’s audited consolidated financial statements for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2025. There have been no material changes in the Company’s significant accounting policies during the three and nine months ended September 30, 2025.

Recent accounting pronouncements

Periodically, new accounting pronouncements are issued by the FASB or other standard setting bodies. Recently issued standards typically do not require adoption until a future effective date. Prior to their effective date, we evaluate the pronouncements to determine the potential effects of adoption on our accompanying unaudited consolidated financial statements. During the nine months ended September 30, 2025, no new accounting pronouncements issued or effective in the period had or are expected to have a material impact on our accompanying unaudited consolidated financial statements.

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

Consideration Paid

The following table summarizes the total consideration paid pursuant to the Merger Agreement, which was based on the closing market price of Akari’s ADS as of the November 14, 2024 acquisition date:

($ in thousands)	Number of ADSs issued and issuable on exercise	Consideration
Company ADSs issued to Peak Bio Inc. shareholders	12,613,942	$28,129
Company ADSs issuable on exercise of November 2022 Peak Investor Warrants and April 2023 Peak Investor Warrants	2,764,569	1,844
Company ADSs issuable on exercise of Peak Bio Adjusted Stock Options	1,618,081	—
Total consideration	16,996,592	$29,973

The fair value of the 12,613,942 ADS issued in connection with the acquisition is based on the closing price of the Company’s ADSs on the Closing Date multiplied by the number of ADSs issued.

In connection with the acquisition of Peak Bio, the Company assumed (i) warrants issued to investors (“November 2022 Peak Bio Warrants”) to purchase an aggregate of 1,577,556 ADSs at $39.18 per ADS, and (ii) warrants issued to investors (“April 2023 Peak Bio Warrants”) to purchase an aggregate of 1,187,013 ADSs at $2.04 per ADS. The assumed Peak Bio warrants are fully vested, and thus are included in the consideration transferred.

The Company determined that the November 2022 Peak Bio Warrants and the April 2023 Peak Bio Warrants are not indexed to the Company’s own stock in the manner contemplated by the relevant accounting guidance. Accordingly, on the Closing of the acquisition, the Company classified the assumed Peak Bio warrants as derivative liabilities in its consolidated balance sheets.

The estimated fair value of the Adjusted Warrants of $1.8 million at the acquisition closing date was calculated using the Black Scholes Option Pricing Model. The following assumptions were used to determine the fair value of the assumed Peak Bio warrants as of November 14, 2024:

	Peak Bio Assumed Warrants
	November 2022	April 2023
Stock price per ADS	$2.23	$2.23
Exercise price	$39.18	$2.04
Expected term (in years)	3.0	3.5
Expected volatility	86.4%	84.1%
Risk-free interest rate	4.3%	4.3%
Expected dividend yield	0.0%	0.0%

The Company assumed Peak Bio’s outstanding stock option awards to purchase 1,618,081 ADSs. The Company determined the Peak Bio Adjusted Options were not probable of vesting prior to the consummation of the Merger Agreement. For this reason, the fair value of the replacement awards was not included as consideration transferred in the business combination. Instead, the entire fair value of the adjusted options will be recognized as compensation cost in the post-combination period. The estimated fair value of the Adjusted Options of $1.8 million at the acquisition closing date was calculated using the Black Scholes Option Pricing Model. The valuation assumptions used in the Black Scholes Option Pricing Model include the Company’s stock price on the date of closing of $2.23, volatility ranging from 84.1% to 86.4%, an expected dividend yield of 0.0%, an expected term ranging from 0.20 years to 5.32 years, and a risk-free interest rate ranging from 4.3% to 4.6%.

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

The following table summarizes the fair values of assets acquired and liabilities assumed as of the acquisition date (in thousands):

Assets acquired
Cash and restricted cash	$382
Prepaid expenses and other current assets	10
Acquired IPR&D	39,180
Total assets acquired	39,572
Liabilities assumed
Accounts payable and accrued expenses	6,979
Convertible notes	700
Notes payable	659
Notes payable, related party	1,651
Deferred tax liability	8,040
Total liabilities assumed	18,029
Total assets acquired and liabilities assumed	21,543
Goodwill	8,430
Net assets acquired	$29,973

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

The Company assumed convertible notes and notes payable with third parties, and notes payable with a related party, which are described in Note 7 and Note 13, respectively.

Pro Forma Financial Information (Unaudited)

The following table summarizes certain of the Company’s supplemental pro forma financial information for the three and nine months ended September 30, 2024, as if the acquisition of Peak Bio had occurred as of January 1, 2024. The unaudited pro forma financial information for the three and nine months ended September 30, 2024 reflect (i) the reversal of fair value adjustments recognized on Peak Bio’s warrant liabilities and derivative liability, (ii) the reversal of interest and accretion expense on Peak Bio’s debt that was settled on the acquisition date, and (iii) the reversal of a gain recognized on Peak Bio’s office lease termination and corresponding impairment of its right to use asset. The unaudited pro-forma financial information is for comparative purposes only and is not necessarily indicative of what would have occurred had the acquisition been made at that date or of results which may occur in the future (in thousands).

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	As Reported	Pro Forma	As Reported	Pro Forma
Net loss	$(2,895)	(4,387)	$(16,019)	(21,107)

Note 4: Intangible Assets

The Company’s IPR&D and goodwill are tested for impairment at least annually, or more frequently if impairment indicators are present. The Company performed qualitative assessments to determine whether it was more likely than not that the assets were impaired in order to determine the necessity of performing a quantitative impairment test, under which management would calculate the asset’s fair value. When performing the qualitative assessments, the Company evaluated events and circumstances that would affect the significant inputs used to determine the fair value of the assets.

During the three and nine months ended September 30, 2025, we recorded an impairment charge of $5.18 million related to the Company’s PHP 303 asset due to reprioritization of resources to our ADC platform, no further development plans and inability to find a collaborative partner to date for this program.

The following table presents information about the Company’s IPR&D assets:

	September 30, 2025
(In thousands)	Gross Carrying Amount	Cumulative Impairment Charge	Net Book Value
AKTX-101	$34,000	$—	$34,000
PHP-303	5,180	5,180	—
Total other intangible assets	$39,180	$5,180	$34,000

	December 31, 2024
(In thousands)	Gross Carrying Amount	Cumulative Impairment Charge	Net Book Value
AKTX-101	$34,000	$—	$34,000
PHP-303	5,180	—	5,180
Total other intangible assets	$39,180	$—	$39,180

There were no changes in the carrying value of goodwill during the three and nine months ended September 30, 2025.

Note 5. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s financial liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such values:

	September 30, 2025
(In thousands)	Total	Level 1	Level 2	Level 3
Liabilities
Warrant liability - November 2022 Peak Bio Warrants	$32	$—	$—	$32
Warrant liability - April 2023 Peak Bio Warrants	388	—	—	388
Warrant liability - September 2022 Series B Warrants	83	—	—	83
Derivative liability - ELOC	100	—	—	100
Total liabilities	$603	$—	$—	$603

	December 31, 2024
(In thousands)	Total	Level 1	Level 2	Level 3
Liabilities
Warrant liability - November 2022 Peak Bio Warrants	$95	$—	$—	$95
Warrant liability - April 2023 Peak Bio Warrants	736	—	—	736
Warrant liability - September 2022 Series B Warrants	181	—	—	181
Total liabilities	$1,012	$—	$—	$1,012

The Company’s Level 3 liabilities consist of the September 2022 Warrants, the November 2022 Peak Bio Warrants and the April 2023 Peak Bio Warrants, which were determined to be liability-classified instruments, and a derivative liability related to the ELOC Purchase Agreement (described in Note 7). There were no transfers between Level 1, Level 2, and Level 3 during the three and nine months ended September 30, 2025 and the year ended December 31, 2024.

Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the activity in the warrant liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) during the three and nine months ended September 30, 2025:

	Warrant Liability
(In thousands)	September 2022 Series B Warrants	November 2022 Peak Bio Warrants	April 2023 Peak Bio Warrants	Derivative Liability	Total
Balance, December 31, 2024	$181	$95	$736	$—	$1,012
Change in the fair value of liability	30	—	24	—	54
Balance, March 31, 2025	211	95	760	—	1,066
Extinguishment of liability	(66)	—	—	—	(66)
Change in the fair value of liability	(31)	(32)	(71)	—	(134)
Balance, June 30, 2025	114	63	689	—	866
Initial recognition of liability	—	—	—	100	100
Reclassification to equity	—	—	(110)	—	(110)
Change in the fair value of liability	(31)	(31)	(191)	—	(253)
Balance, September 30, 2025	$83	$32	$388	$100	$603

The following table summarizes the activity in the warrant liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) during the three and nine months ended September 30, 2024:

	Warrant Liability
(In thousands)	September 2022 Series A Warrants	September 2022 Series B Warrants	Total
Balance, December 31, 2023	$15	$1,238	$1,253
Change in the fair value of liability	(15)	(634)	(649)
Balance, March 31, 2024	—	604	604
Change in the fair value of liability	—	151	151
Balance, June 30, 2024	—	755	755
Change in the fair value of liability	—	(30)	(30)
Balance, September 30, 2024	$—	$725	$725

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

Below are the assumptions used for the fair value calculations of the liability classified warrants as of September 30, 2025 and December 31, 2024:

	September 30, 2025			December 31, 2024
	September 2022 Series B Warrants	November 2022 Warrants	April 2023 Warrants	September 2022 Series B Warrants	November 2022 Warrants	April 2023 Warrants
Stock (ADS) price	$1.01	$1.01	$1.01	$1.22	$1.22	$1.22
Exercise price	$17.00	$39.18	$2.04	$17.00	$39.18	$2.04
Expected term (in years)	4.0	2.1	2.6	4.7	2.8	3.3
Expected volatility	90.0%	100.0%	100.0%	85.0%	95.0%	90.0%
Risk-free interest rate	3.6%	3.6%	3.6%	4.4%	4.3%	4.3%
Expected dividend yield	—	—	—	—	—	—

Derivative Liability

The derivative liability related to the ELOC Purchase Agreement (described in Note 7) is valued using the Monte Carlo simulation model and as such is considered to be a Level 3 fair value measurement, as the fair value was determined based on significant inputs not observable in the market. The significant unobservable inputs used to determine the fair value were the projected volume weighed average share price at each trading date and the use of the maximum draw down potential. The fair value of the ELOC Purchase Agreement derivative liability at inception of the agreement was $100,000. The fair value of the ELOC Purchase Agreement was approximately the same as the fair value at inception and therefore no change in fair value of the derivative liability was recorded for the three and nine months ended September 30, 2025.

Note 6. Accrued Expenses

Accrued expenses consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30,	December 31,
	2025	2024
Employee compensation and benefits	$607	$473
External research and development expenses	117	178
Professional and consulting fees	814	1,305
Restructuring	—	450
Other	85	731
Total accrued expenses	$1,623	$3,137

Note 7. Convertible Notes and Notes Payable

September 2024 Note Payable

In November 2024, the Company assumed a promissory note issued by Peak Bio in September 2024 in the amount of $0.3 million (the “September 2024 Note”) to its former California landlord. Due to the short-term nature of the September 2024 Note, the Company concluded that its carrying value approximated its fair value as of the Closing on November 14, 2024. The September 2024 Note bears no interest and is payable over twenty equal monthly installments beginning on November 1, 2024 and expiring on June 1, 2026.

As of September 30, 2025 and December 31, 2024, the outstanding balance on the September 2024 Note was $0.1 million and $0.3 million, respectively.

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

As of December 31, 2024, the principal balance of $0.4 million plus accrued interest of less than $0.1 million was due for payment in order to settle the November 2023 Note obligation. On February 28, 2025, the Company signed a Settlement Agreement and Release in the amount of $325,000 for full satisfaction of the outstanding principal and accrued interest owed on the November 2023 Notes. The payment of $325,000 was made on March 6, 2025 and the Company recognized a gain on debt extinguishment of less than $0.1 million, which is reflected in the gain on settlement of current liabilities in the statements of operations, during the nine months ended September 30, 2025.

The Company did not recognize any interest expense during the three and nine months ended September 30, 2025.

April 2023 Convertible Notes

In November 2024, the Company assumed convertible promissory notes issued by Peak Bio in April 2023 in the principal amount of a total of $0.7 million (the “April 2023 Convertible Notes”). The April 2023 Convertible Notes permitted the holder to convert the outstanding principal and accrued interest at any time at a price of $2.04 per ADS (representing $0.00102 per underlying Ordinary Share of the Company), after giving effect to the Exchange Ratio. Due to the short-term nature of the April 2023 Convertible Notes, the Company concluded that its carrying value approximated its fair value as of the Closing on November 14, 2024. The April 2023 Convertible Notes were due on October 31, 2024 and bore interest at a default rate of 10% per annum.

On September 19, 2025, the Company entered into a letter agreement (the “April 2023 Convertible Notes and Warrants Amendment”) with the holders of the April 2023 Convertible Notes to (i) extend the maturity date of the April 2023 Convertible Notes to August 31, 2026, (ii) amend the conversion price of the April 2023 Convertible Notes to $0.81 per ADS (representing $0.000405 per underlying Ordinary Share) and permit the holders of the April 2023 Convertible Notes to voluntarily convert, in whole or in part, the outstanding principal and accrued but unpaid interest on the April 2023 Convertible Notes into ADSs at any time, (iii) extend the expiration date of warrants held by the April 2023 Convertible Note holders (“April 2023 Peak Bio Convertible Noteholder Warrants”) from April 28, 2028 to August 31, 2030, and (iv) amend the exercise price of the April 2023 Peak Bio Warrants to $0.81 per ADS (representing $0.000405 per underlying Ordinary Share). In connection with the April 2023 Convertible Notes and Warrants Amendment, the Company paid the holders an aggregate of $81,700, representing all interest accrued on the April 2023 Convertible Notes through September 30, 2025.

The Company accounted for April 2023 Convertible Notes and Warrants Amendment as a debt extinguishment in accordance with ASC 470. As the present value of the future cash flows was substantially different than the net carrying value of the original debt, a loss on debt extinguishment of less than $0.1 million was recognized. The discount of less than $0.1 million is being amortized as interest expense over the term of the convertible notes using the effective interest method.

In November 2024, in connection with the acquisition of Peak Bio, the April 2023 Peak Bio Convertible Noteholder Warrants were accounted for as a liability, as the April 2023 Peak Bio Convertible Noteholder Warrants were not considered indexed to the Company’s own stock in the manner contemplated by ASC 815-40-15, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. Following the April 2023 Convertible Notes and Warrants Amendment on September 19, 2025, the Company determined that the amended April 2023 Peak Bio Convertible Noteholder Warrants for the issuance of 342,420 ADSs (equivalent to 684,840,000 Ordinary Shares) met the requirements to be considered indexed to the Company’s own stock and therefore were reclassified to equity. The fair value of the warrant liability, immediately prior to the modification, was $109,700 at the reclassification date. The Company determined the fair value of the April 2023 Peak Bio Convertible Noteholder Warrants after the modification, using a Black Scholes Option Pricing Model was $191,800 based on a stock price of $0.81, expected volatility of 86%, a risk-free rate of 3.68% and an expected term of 5 years. The change in fair value of $82,100 was recognized as additional paid in capital.

As of September 30, 2025 and December 31, 2024, the outstanding principal amount of the April 2023 Convertible Note was $0.7 million.

As of September 30, 2025 and December 31, 2024, accrued interest on the April 2023 Convertible Notes of $0 and less than $0.1 million is presented within accrued expenses in the unaudited condensed consolidated balance sheets. The Company recognized interest expense, including amortization of the discount, of less than $0.1 million during the three and nine months ended September 30, 2025.

Refer to Note 13 for convertible notes, related party.

August 2025 Notes

In August 2025, the Company issued unsecured promissory notes with a 20% original issuance discount (each a “August 2025 Note” and together, the “August 2025 Notes”) to certain investors, including the Company’s directors. In connection with the issuance and sale of the August 2025 Notes, the Company agreed to extend the expiration date of Series A warrants held by August 2025 Note investors, previously issued in the March 2025 Private Placement (as defined in Note 8) (the “Series A Warrants”), by 48 months from the original date of expiration (the “Warrant Amendment Agreements”).

The Company closed the August 2025 Note Offering with investors and Company directors in three tranches and issued August 2025 Notes with an aggregate purchase price of $3,011,000 and an aggregate principal amount of $3,763,750, of which the Company issued August 2025 Notes with an aggregate purchase price of $1,500,000 and an aggregate principal amount of $1,875,000 to third party investors. The August 2025 Notes have maturity dates ranging from August 15, 2026 through September 26, 2026, depending on the date of issuance, at which time the principal amount is due and payable. The terms of the August 2025 Notes provided for accelerated payment of the outstanding principal amount in the event of a default as defined in the August 2025 Note (the Accelerated Payment Feature”).

The Company also entered into Warrant Amendment Agreements with the recipients of such August 2025 Notes, which extended the expiration date of the Series A Warrants to purchase 4,891,272 ADSs held by third party investors to April 25, 2030.

At the close of the August 2025 Note Offering, the Company incurred a total of approximately less than $0.1 million in placement agent fees with Paulson Investment Company, LLC, which were accounted for as debt issuance costs.

The amended Series A Warrants were accounted for in accordance with ASC 815 with the change in fair value, as a result of the amendment, being recognized first as a loss on debt extinguishment to the extent of the purchase price and the remainder as a debt issuance cost. The aggregate fair value of the Series A Warrants at issuance date using a Black Scholes Option Pricing Model was $2.1 million based on a stock price of $1.11, expected volatility of 93%, a risk-free rate of 3.82% and an expected term of 0.6 years. The aggregate fair value of the Series A Warrants at the amendment date using a Black Scholes Option Pricing Model was $3.9 million based on a stock price of $1.11, expected volatility of 88%, a risk-free rate of 3.70% and an expected term of 4.6 years, resulting in a change in fair value of $1.9 million from the issuance date. The Company recognized a loss on debt issuance, which is recorded in loss on debt extinguishment on the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025, of $0.4 million and the remaining $1.5 million was accounted for as a debt issuance cost.

The Company determined that the Accelerated Repayment Feature is subject to bifurcation under the guidance in ASC 815 as redemption features at a discount. The fair value of the derivative liability related to the Accelerated Repayment Feature was immaterial as the probability that the Company will trigger an event of default was deemed minimal.

At the issuance date, debt issuance costs were capitalized and is being amortized as interest expense over the term of the notes using the effective interest method.

The Company recorded amortization of debt issuance costs of $0.1 million in interest expense for the three and nine months ended September 30, 2025. At September 30, 2025, the outstanding principal balance of the August 2025 Notes was less than $0.1 million.

Refer to Note 13 for notes payable, related party.

White Lion Ordinary Share Purchase and Registration Rights Agreements

On August 29, 2025, the Company entered into an Ordinary Share Purchase Agreement (the “ELOC Purchase Agreement”) and a Registration Rights Agreement (the “White Lion RRA”) with White Lion Capital, LLC, a Delaware limited liability company (“White Lion”). Pursuant to the ELOC Purchase Agreement, the Company had the right, but not the obligation, to require White Lion to purchase, from time to time, up to $25,000,000 in aggregate gross purchase price of newly issued Ordinary Shares, which may be exchanged for ADSs, subject to certain limitations and conditions set forth in the ELOC Purchase Agreement.

The Company does not have a right to commence any sales of Ordinary Shares to White Lion under the ELOC Purchase Agreement until all conditions to the Company’s right to commence sales, as set forth in the ELOC Purchase Agreement, have been satisfied, including that a registration statement covering the resale of such shares is declared effective by the SEC and the final form of prospectus is filed with the SEC. Over the period ending on the earlier of (i) the date on which the Purchaser shall have purchased Ordinary Shares pursuant to the ELOC Purchase Agreement for an aggregate purchase price equal to the Commitment Amount or (ii) August 29, 2028 (the “Commitment Period”), subject to the conditions of the ELOC Purchase Agreement, the Company will control the timing and amount of any sales of Ordinary Shares to the Purchaser. Actual sales of Ordinary Shares to the Purchaser under the ELOC Purchase Agreement will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the ADSs, and determinations made by the Company as to appropriate levels and sources of funding.

The purchase price of the Ordinary Shares that the Company elects to sell to the Purchaser pursuant to the ELOC Purchase Agreement will be determined based on the type of Purchase Notice issued, as follows:

●	Rapid Purchase Option 1: The lowest traded price of the ADSs on the notice date.
●	Rapid Purchase Option 2: 97% of the lowest traded price of the ADSs during the two hours following the Purchaser’s confirmed receipt of the notice.

●	Rapid Purchase Option 3: The lowest of (i) the opening price of the ADSs on the notice date, (ii) the closing price of the ADSs on the prior business day, or (iii) the volume-weighted average price (VWAP) on the notice date, with a 20% discount if the trading price is below the opening price.
●	VWAP Purchase: 97% of the lowest daily VWAP during a two-day valuation period for the first $12,500,000 of closings, and 98% thereafter.

In no event may the Company issue to the Purchaser under the ELOC Purchase Agreement more than 13,039,369,358 Ordinary Shares (the “Exchange Cap”), which equals 19.99% of the Company’s outstanding Ordinary Shares as of the Execution Date, unless the Company obtains shareholder approval to issue shares in excess of the Exchange Cap or the average price paid for all Ordinary Shares issued under the agreement is equal to or greater than the Minimum Price (as defined in the ELOC Purchase Agreement). In any event, the ELOC Purchase Agreement provides that the Company may not issue or sell any Ordinary Shares if such issuance or sale would breach any applicable Nasdaq rules.

The ELOC Purchase Agreement prohibits the Company from directing the Purchaser to purchase any Ordinary Shares if those shares, when aggregated with all other Ordinary Shares then beneficially owned by the Purchaser (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended), would result in the Purchaser beneficially owning more than 4.99% of the outstanding Ordinary Shares (the “Beneficial Ownership Limitation”), which may be increased to 9.99% at the Purchaser’s discretion upon 61 days’ prior written notice.

As consideration for the Purchaser’s execution of the ELOC Purchase Agreement, the Company will pay a document preparation fee of $15,000, to be deducted from the proceeds related to the first Purchase Notice, and cash commitment fees of $37,500 when aggregate Purchase Notices exceed $500,000 and $87,500 (or $125,000 if $1,000,000 is reached first) when aggregate Purchase Notices exceed $1,000,000. Additionally, if the Company fails to close at least $625,000 in purchases by the 180th day after the Registration Statement’s effective date, the Company will issue ADSs, represented by Ordinary Shares, equivalent to $75,000 divided by the lowest traded ADS price during a 10-day period preceding that date (the “Commitment Shares”).

Concurrently with the ELOC Purchase Agreement, the Company and the Purchaser entered into a Registration Rights Agreement, dated August 29, 2025 (the “Registration Rights Agreement”), pursuant to which the Company agreed to file a registration statement on Form S-1 (or any successor form) with the SEC within thirty (30) calendar days following August 29, 2025, to register the resale of the maximum number of Registrable Securities (including the Ordinary Shares, Commitment Shares, and ADSs representing such shares) permitted by applicable SEC rules.

The ELOC Purchase Agreement was accounted for as a standby equity purchase agreement under ASC 815 as it includes an embedded put option and an embedded forward option. The put option is recognized on inception and the forward option is recognized upon issuance of notice for the sale of the Company’s Common Stock. The fair value of the derivative liability related to the embedded put option (“White Lion Derivative Liability) was $100,000 at the inception of the agreement. The fair value of the White Lion Derivative Liability was determined using a Monte Carlo simulation based on the projected stock price of $0.76, expected volatility of 97%, risk-free rate of 3.52% and discounted at 71.3% for the probability of the Company timely filing all SEC documents and meeting the NASDAQ listing requirements.

As of September 30, 2025, the Company had no outstanding purchase notices issued to White Lion.

Note 8. Shareholders’ Equity (Deficit)

Ordinary Shares

On June 30, 2025, the Company’s shareholders approved an increase to the number of authorized Ordinary Shares, par value $0.0001 (the “Ordinary Shares”). The Company can issue up to 200,000,000,000 Ordinary Shares plus 130,854,276,210 Ordinary Shares previously granted under previous allotments. All previously unallocated authorized shares were revoked. Accordingly, as of September 30, 2025, the Company was authorized to issue up to 330,854,276,210 Ordinary Shares.

Currently, each ADS represents 2,000 Ordinary Shares (the “ADS Ratio”). All ADS and per ADS amounts in the accompanying condensed consolidated financial statements reflect the ADS Ratio.

March 2025 Private Placement

In March 2025, the Company entered into a securities purchase agreement with certain investors and all directors of the Company, pursuant to which the Company sold and issued in a private placement (the “March 2025 Private Placement”) ADSs, or pre-funded warrants (“Pre-Funded Warrants”) in lieu thereof, each representing 2,000 of the Company’s Ordinary Shares (the “Shares”), and, in each case, Series A warrants to purchase ADSs (“Series A Warrants”) and Series B warrants to purchase ADSs (“Series B Warrants”), the “Warrants,” and together with the ADSs or Pre-Funded Warrants, the “Units”). The Series A Warrants and Series B Warrants had a one-year term and a five-year term from the date of issuance, respectively, and the number of ADSs issuable pursuant to the exercise of each Series A Warrant ranges from 1 ADS to 1.5 ADSs depending on the “tier” of investment made.

In March 2025, the Company closed its first round of financing under the March 2025 Private Placement and issued 2,238,031 ADSs, Series A Warrants to purchase up to 2,283,031 ADS, at an exercise price of $0.87 per ADS, and Series B Warrants to purchase up to 2,283,031 ADS, at an exercise price of $0.87 per ADS. In connection with this round of financing, the Company’s Chairman, Dr. Hoyoung Huh, agreed to purchase $1.0 million of Units, with the purchase price thereof to be satisfied through his agreement to cancel and extinguish $1.0 million of notes previously issued to him by Peak Bio in January 2024, which were assumed by the Company (the “March 2025 Note Termination”) for an equal amount of Ordinary Shares and warrants.

In April 2025, the Company closed its final round of financing under the March 2025 Private Placement and issued 2,704,595 ADSs, Pre-Funded Warrants to purchase up to 1,650,000 ADS at an exercise price of $0.20 per ADS, Series A Warrants to purchase up to 6,057,405 ADS, at an exercise price of $0.87 per ADS, and Series B Warrants to purchase up to 4,354,595 ADS, at an exercise price of $0.87 per ADS. The Company received approximately $0.3 million in advance for the potential exercise of the Pre-funded Warrants which is reflected in other current liabilities.

At close of the March 2025 Private Placement, the Company incurred a total of approximately $0.4 million in placement agent fees with Paulson Investment Company, LLC (“Paulson”) and issued to Paulson 172,344 ADSs with an estimated fair value of $0.2 million. Net proceeds from the March 2025 Private Placement were approximately $5.6 million, net of the $1.0 million from the March 2025 Note Termination.

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

The Company determined that the November 2022 Peak Warrants and the April 2023 Peak Warrants are not indexed to the Company’s own stock in the manner contemplated by the relevant accounting standard. Accordingly, on the Closing of the acquisition, the Company classified these warrants as derivative liabilities in its condensed consolidated balance sheets.

Warrants

In connection with various previous financing transactions, the Company has issued warrants to purchase the Company’s Ordinary Shares represented by ADSs. The Company accounts for such warrants as equity instruments or liabilities, depending on the specific terms of the warrant agreement.

The following table summarizes the Company’s outstanding warrant ADSs, with each ADS representing 2,000 Ordinary Shares, as of September 30, 2025 and December 31, 2024:

	Number of Warrant ADSs		Weighted-
	September 30,	December 31,	Average	Expiration
	2025	2024	Exercise Price	Date
Equity-classified Warrants
October 2023 Investor Pre-funded Warrants	48,387	48,387	$0.20	None
April 2025 Investor Pre-funded Warrants	1,650,000	—	$0.20	None
April 2023 Peak Bio Warrants	342,420	—	$0.81	8/31/2030
March 2025 Series A Investor Warrants	354,462	—	$0.87	3/6/2026
March 2025 Series A Investor Warrants	1,928,569	—	$0.87	3/6/2030
March 2025 Series B Investor Warrants	2,283,031	—	$0.87	3/6/2030
April 2025 Series A Investor Warrants	1,121,491	—	$0.87	4/25/2026
April 2025 Series A Investor Warrants	4,935,914	—	$0.87	4/25/2030
April 2025 Series B Investor Warrants	4,354,595	—	$0.87	4/25/2030
May 2024 Investor Warrants	4,029,754	4,029,754	$1.77	May-Jun 2027
March 2024 Placement Agent Warrants	132,061	132,061	$1.85	3/27/2029
May 2024 Placement Agent Warrants	322,380	322,380	$1.89	5/31/2029
November 2024 Investor Warrants	1,713,402	1,713,402	$2.26	Dec 2027-Jun 2028
October 2023 Placement Agent Warrants	42,550	42,550	$4.13	10/6/2028
March 2022 Investor Warrants	186,007	186,007	$28.00	3/10/2027
March 2022 Placement Agent Warrants	14,874	14,874	$30.00	3/10/2027
December 2021 Investor Warrants	107,768	107,768	$33.00	1/4/2027
December 2021 Placement Agent Warrants	8,615	8,615	$35.00	12/29/2026
2020 Investor Warrants	-	139,882	$44.00	Feb-Mar 2025
July 2021 Placement Agent Warrants	19,909	19,909	$46.40	7/7/2026
2020 Placement Warrants	-	22,481	$51.00	Feb-Mar 2025
	23,596,189	6,788,070
Liability-classified Warrants
April 2023 Peak Bio Warrants	844,593	1,187,013	$2.04	4/28/2028
September 2022 Series B Investor Warrants	519,703	754,997	$17.00	9/14/2029
November 2022 Peak Bio Warrants	1,577,556	1,577,556	$39.18	11/1/2027
	2,941,852	3,519,566
Total outstanding warrants	26,538,041	10,307,636

The following table summarizes the Company’s warrant ADS activity, with each ADS representing 2,000 Ordinary Shares, for the nine months ended September 30, 2025:

	Number of	Weighted- Average
	Warrants	Exercise Price
Outstanding at December 31, 2024	10,307,636	$10.37
Issued	16,628,062	0.80
Exercised	—	—
Forfeited	(235,294)	17.00
Expired	(162,363)	44.97
Outstanding at September 30, 2025	26,538,041	$4.09

Note 9. Stock-Based Compensation

Stock Options

The following is a summary of the Company’s stock option ADSs activity, with each ADS representing 2,000 Ordinary Shares, under the 2014 Equity Incentive Plan, the 2023 Equity Incentive Plan and the Peak Bio 2022 Long Term Incentive Plan for the nine months ended September 30, 2025:

	Stock Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	1,981,982	$8.21	7.5	$—
Granted	6,140,896	1.45
Exercised	—	—
Forfeited	(587,130)	5.21
Expired	(120,256)	20.87
Outstanding at September 30, 2025 (1)	7,415,492	$2.64	9.1	$—
Exercisable at September 30, 2025	2,177,421	$5.14	8.1	$—

(1)	Includes both vested stock options as well as unvested stock options for which the requisite service period has not been rendered but that are expected to vest based on achievement of a service condition.

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s ADSs for those options that had exercise prices lower than the fair value of the Company’s Ordinary Shares.

The weighted-average grant-date fair value per ADS of options granted during each of the nine months ended September 30, 2025 and 2024 was $1.45 and $2.96, respectively.

Option Valuation

The weighted-average assumptions that the Company used to determine the fair value of share options granted were as follows, presented on a weighted average basis:

	2025	2024
Expected volatility	94.1%	83.0%
Risk-free interest rate	4.0%	3.9%
Expected dividend yield	—	—
Expected term (in years)	5.7	5.0

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

The following table summarizes the Company’s RSU ADSs activity, with each ADS representing 2,000 Ordinary Shares, for the nine months ended September 30, 2025:

	Time-based Awards
	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested shares at December 31, 2024	—	—
Granted	40,000	1.34
Forfeited	—	—
Vested	(40,000)	1.34
Nonvested shares at September 30, 2025	—	—

The fair value of time-based RSUs that vested during the nine months ended September 30, 2025 and 2024 was less than $0.1 million and approximately $0.5 million, respectively.

As of September 30, 2025, there were no Ordinary Shares underlying vested time-based RSUs pending issuance that were included in the unaudited condensed consolidated statement of shareholders’ equity (deficit).

Performance-Based Stock Options

During the nine months ended September 30, 2025, the Company granted performance-based stock options (“PSOs”) to executives and consultants exercisable for the purchase of an aggregate of 975,000 ADSs of the Company. Vesting of PSOs granted to executives is based upon (i) a qualified financing or (ii) attainment of an ADC focused licensing deal by December 31, 2025. Vesting of PSOs granted to consultants is based upon attainment of certain research and licensing agreements. All PSOs are subject to continuous service by the executives. The probability of vesting is reviewed each reporting period and management has concluded that the PSOs have not vested until the performance conditions have been satisfied. Therefore, the PSOs remain unvested and outstanding as of September 30, 2025. The Company has not recognized stock-based compensation expense associated with these performance awards during the three and nine months ended September 30, 2025. As of September 30, 2025, total unrecognized compensation cost related to these performance-based stock options awards was $0.9 million, which will be recognized if the awards are deemed to be probable of vesting.

Stock-Based Compensation Expense

The Company classifies stock-based compensation expense in the statements of operations in the same manner in which the award recipients’ payroll costs are classified or in which the award recipients’ service payments are classified. Total stock-based compensation expense attributable to share-based payments made to employees, consultants and directors included in operating expenses in the Company’s condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025 and 2024, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Research and development	$34	$27	$409	$83
General and administrative	651	221	2,010	621
Restructuring and other costs	—	—	—	285
Total stock-based compensation expense	$685	$248	$2,419	$989

As of September 30, 2025, total unrecognized compensation cost related to unvested stock options was $4.3 million, which is expected to be recognized over a weighted average period of 2.8 years. As of September 30, 2025, no unrecognized compensation cost remains related to time-based RSUs.

Note 10. Net Loss per Share

The following potential dilutive securities, presented based on Ordinary Shares outstanding at the end of each reporting period, have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	As at September 30,
	2025	2024
Stock options	14,830,984,000	507,014,688
Restricted stock units	—	251,823,915
Warrants	53,076,082,000	11,562,563,300
Convertible notes	1,728,414,000	1,257,860,000
Total	69,635,480,000	13,579,261,903

Note 11. Income Taxes

In accordance with ASC 270, Interim Reporting, and ASC 740, Income Taxes, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. The Company recorded an income tax benefit of $1.1 million for the three and nine months ended September 30, 2025 in connection with the impairment loss on one of the Company’s IPR&D assets. For the three and nine months ended September 30, 2024, the Company recorded no tax expense or benefit due to the expected current year loss and its historical losses. The Company has not recorded its net deferred tax asset as of either September 30, 2025 or December 31, 2024 because it maintained a full valuation allowance against all deferred tax assets as of these dates as management has determined that it is not more likely than not that the Company will realize these future tax benefits. As of September 30, 2025 and December 31, 2024, the Company had no uncertain tax positions.

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

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2025	2024	2025	2024
ADC preclinical development	$(464)	$—	$(626)	$—
HSCT-TMA (AK901) clinical program expense	36	(477)	(70)	(1,560)
Chemistry, manufacturing and control	(21)	(459)	(69)	(3,401)
Other external development expense	(57)	(159)	(92)	(754)
Internal and other research and development expense	(227)	(303)	(981)	(1,220)
U.K. Research and Development Tax Credit	518	1,282	518	1,282
General and administrative expense	(1,324)	(1,488)	(5,129)	(5,995)
Impairment loss on other intangible assets	(5,180)	—	(5,180)	—
Merger-related costs	—	(992)	—	(2,290)
Restructuring and other costs	—	(83)	—	(1,438)
Stock-based compensation expense	(685)	(248)	(2,419)	(989)
Other segment items (1)	(84)	32	960	346
Deferred tax benefit	1,088	—	1,088	—
Net loss	$(6,400)	$(2,895)	$(12,000)	$(16,019)

(1)	Other segment items include interest income, interest expense, gain on settlement of accounts payable, loss on debt extinguishment, change in fair value of warrant liabilities, net foreign currency exchange gains (losses), loss on derivative liability, and other expense, net as reported in the Company’s condensed consolidated statements of operations and comprehensive loss.

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

During the three months ended September 30, 2025, the Company recognized $0.3 million in non-cash stock-based compensation pursuant to the CEO Amendment Agreement, pertaining to NQSOs granted to Dr. Patel to purchase Ordinary Shares.

During the nine months ended September 30, 2025, the Company recognized $0.3 million in non-cash stock-based compensation pursuant to the CEO Amendment Agreement, pertaining to NQSOs granted to Dr. Patel to purchase 400,896 ADSs at a weighted average exercise price of $1.17 per ADS.

Notes Payable, Related Party

Dr. Huh Notes

Pursuant to the acquisition of Peak Bio, which closed on November 14, 2024, the Company assumed certain notes payable due to Dr. Huh, the Company’s Chairman of the Board. The Company assumed two notes in the amount of a total of $0.9 million, which were entered into in May and August 2021 (the “2021 Notes”) and had a one-year maturity date from date of issuance. The 2021 Notes carried an interest rate of 1.0% per annum. The Company also assumed a note in the amount of $0.75 million, which was entered into in January 2024 (the “January 2024 Note”) and had an original maturity date of January 23, 2025 which was extended to December 31, 2025 on April 1, 2025. The January 2024 Note carried an interest rate of 15% per annum.

In March 2025, in connection with the March 2025 Private Placement (Note 8), Dr. Huh’s 2021 Notes including accrued interest, and a portion of his January 2024 Note, aggregating to $1.0 million were cancelled, extinguished and paid in full for an equal amount of Ordinary Shares and warrants of the Company.

In September 2025, in connection with the August 2025 Notes Offering (see below), Dr. Huh agreed to purchase an August 2025 Note with a principal amount of $1,250,000 for a purchase price of $1,000,000, with the purchase price thereof to be satisfied through his agreement to cancel and extinguish $837,433 of outstanding principal and accrued interest under January 2024 Note plus cash of $162,567. The Company accounted for the cancellation and extinguishment in exchange for the issuance of the August 2025 Note as a debt extinguishment in accordance with ASC 470. As the present value of the future cash flows was substantially different than the net carrying value of the original debt, a loss of approximately $0.5 million was recognized.

The Company recognized interest expense of less than $0.1 million during each of the three and nine months ended September 30, 2025.

As of September 30, 2025 and December 31, 2024, the outstanding principal and accrued interest on the 2021 Notes and the January 2024 Note was $0 and $1.651 million, respectively. As of each of September 30, 2025, and December 31, 2024, accrued interest of $0 million and $0.1 million, respectively is presented within accrued expenses in the consolidated balance sheets.

August 2025 Notes, Related Party

In August 2025, the Company issued notes to the Company’s directors with the same terms as the August 2025 Notes (as described in Note 7) with an aggregate purchase price of $1,511,000 and an aggregate principal amount of $1,888,750, inclusive of a note exchange with the Company’s Chairman, Dr. Hoyoung Huh, as outlined above. The Notes have maturity dates ranging from August 15, 2026 through August 18, 2026, at which time the principal amount is due and payable.

The Company also entered into Warrant Amendment Agreements with the recipients of such August 2025 Notes, which extended the expiration date of certain Series A Warrants held by such investors to purchase 1,928,569 ADSs to March 6, 2030 and 44,642 ADSs to April 25, 2030.

The amended Series A Warrant were accounted for in accordance with ASC 815 with the change in fair value, as a result of the amendment, being recognized as a debt issuance cost. The aggregate fair value of the warrants at issuance date using a Black Scholes Option Pricing Model was $0.6 million based on a weighted average stock price of $0.98, weighted average expected volatility of 83%, a weighted average risk-free rate of 4.12% and an expected term of 0.6 years. The aggregate fair value of the warrants at the amendment date using a Black Scholes Option Pricing Model was $1.4 million based on a weighted average stock price of $0.98, weighted average expected volatility of 88%, a weighted average risk-free rate of 3.85% and an expected term of 4.6 years, resulting in a change in fair value of $0.8 million from the issuance date.

At the issuance date, the change in fair value of the amended Series A Warrants was capitalized and is being amortized as interest expense over the term of the notes using the effective interest method.

The Company recorded amortization of debt issuance costs of less than $0.1 million in interest expense for the three and nine months ended September 30, 2025. At September 30, 2025, the outstanding principal balance of the August 2025 Notes was $1.3 million.

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

The Company recognized no interest expense during the three and nine months ended September 30, 2025.

As of September 30, 2025 and December 31, 2024, the outstanding principal and accrued interest, presented within accrued expenses, on the May 2024 Notes was $0 and $0.3 million, respectively.

The Doctors Laboratory

The Company leased office space for its U.K. headquarters in London from The Doctors Laboratory (“TDL”), an entity with a common director, and had incurred expenses of less than $0.1 million plus VAT during each of the three and nine months ended September 30, 2025 and 2024. The Company also received certain administrative services provided by TDL and incurred expenses of less than $0.1 million during each of the three and nine months ended September 30, 2025 and 2024. The Company recorded payable balances owed to TDL of less than $0.1 million as of September 30, 2025 and December 31, 2024.

Other

In November 2024, the Company assumed an amount due to an entity in which the Company’s Chairman, Dr. Hoyoung Huh, is a director. As of September 30, 2025 and December 31, 2024, the amounts due totaled less than $0.1 million and are included in accounts payable in the Company’s condensed consolidated balance sheets.

Note 14. Commitments and Contingencies

Leases

The Company currently leases office space for both our U.S. headquarters on a short-term basis. The lease for our U.K. headquarters, located in London, was vacated in May 2025. The Company leased its U.S. headquarters virtual office, located in Boston, Massachusetts, on a month-to-month basis through September 30, 2025. In October 2025, the Company moved its U.S. headquarters virtual office to Tampa, Florida. The Company also leases laboratory space, located in San Francisco, California, on a month-to-month basis and is cancellable anytime with 60 days’ notice. The Company is not party to any material lease agreements.

For each of the three months ended September 30, 2025 and 2024, the Company incurred lease costs of less than $0.1 million.

For the nine months ended September 30, 2025 and 2024, the Company incurred lease costs of less than $0.1 million and approximately $0.2 million, respectively.

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

During each of the three and nine months ended September 30, 2025 and 2024, respectively, the Company charged less than $0.1 million to operating expenses related to the Company’s contributions to employee benefit plans.

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

The Company incurred zero expenses under this agreement as no milestones have been achieved since inception, and no products were sold from inception through September 30, 2025.

Legal Proceedings

In May 2025, a former employee of Peak Bio CA, Inc. subsidiary filed a claim stating that they are entitled to certain discretionary bonuses from 2022 totalling less than $0.1 million. The Company denies the former employee’s claim and intends to defend itself.

In December 2024, the Company received demand letters from two individuals formerly serving the Company as consultants outlining claims relating to wrongful termination. The wrongful termination claims included claims for unpaid consulting fees, consulting fees owed due to improper termination notice, unpaid bonuses, severance, and the accelerated vesting of outstanding restricted stock unit awards as of the termination date. On March 3, 2025 and on May 30, 2025, the Company signed separate Settlement Agreements and Mutual Releases with each of such former consultants. The agreements require the Company to make a payment totalling $0.4 million in equal monthly installments with the last installment being payable November 2025. In addition, the agreements allowed for the terms of the previously awarded restricted stock units to continue to govern, including the continued vesting of the restricted stock units. Accordingly, during the nine months ended September 30, 2025, the Company issued 125,911 ADSs (representing 251,822,000 Ordinary Shares) on vesting of these restricted stock awards. As of September 30, 2025, the Company recognized $0.1 million, representing the remainder aggregate settlement amount, which is presented within accounts payable in the Company’s condensed consolidated balance sheets.

On November 21, 2024, “Sabby” Volatility Warrant Master Fund Ltd. (“Sabby”) filed a lawsuit against the Company in New York state court for alleged breach of contract. Sabby alleges that it validly exercised a warrant issued to Sabby in September 2022 and alleges that the Company breached the warrant by not honouring Sabby’s exercise request. On May 7, 2025, the Company and Sabby entered into a Settlement Agreement pursuant to which the Company agreed to issue 272,450 ADSs (representing 544,900,000 Ordinary Shares) to Sabby, which were issued on June 13, 2025.

Accounts Payable Settlements

During the nine months ended September 30, 2025, the Company entered into settlement agreements with vendors for the settlement of outstanding payables. This resulted in a $0.8 million and a $2.0 million gain on settlement of current liabilities, which is reflected in the condensed consolidated statements of operations for the three and nine months ended September 30, 2025, respectively.

On April 4, 2025, the Company issued 204,000 ADS (representing 408,000,000 Ordinary Shares) to Paulson for the settlement of outstanding placement agent fees earned in connection with a private placement in November 2024.

Note 15. Restructuring

In May 2024, the Company implemented a reduction-in-force of approximately 67% of its total workforce as a result of the recently announced research and development program prioritization under which the Company’s hematopoietic stem cell transplantation-associated thrombotic microangiopathy (“HSCT-TMA”) program with investigational nomacopan was suspended. The reduction-in-force was part of an operational restructuring plan (the “May 2024 Restructuring Plan”) which also included the elimination of certain senior management positions. The May 2024 Restructuring Plan was completed in the third quarter of 2024. The purpose of the May 2024 Restructuring Plan, including the reduction-in-force, was to reduce HSCT-TMA program related operating costs, while supporting the execution of the Company’s long-term strategic plan including the acquisition of Peak Bio. As of September 30, 2025, the Company does not expect to incur additional restructuring-related expenses related to the May 2024 Restructuring Plan.

The following table presents the restructuring reserve and activity for the nine months ended September 30, 2025:

	Severance and	Other
(In thousands)	Employee Benefit Costs	Restructuring Charges	Total
Balance at December 31, 2024	$450	$—	$450
Restructuring adjustment	(50)	—	(50)
Cash payments	(400)	—	(400)
Balance at September 30, 2025	$—	$—	$—

The following table presents the restructuring reserve and activity for the nine months ended September 30, 2024:

	Severance and	Other
(In thousands)	Employee Benefit Costs	Restructuring Charges	Total
Balance at December 31, 2023	$—	$—	$—
Restructuring charges	1,562	78	1,640
Cash payments	(827)	(78)	(905)
Non-cash stock-based compensation	(285)		(285)
Balance at September 30, 2024	$450	$—	$450

The restructuring reserve is presented within accrued expenses in the Company’s condensed consolidated balance sheets for the nine months ended September 30, 2024.

Note 16. Subsequent Events

On October 16, 2025, the Company closed a registered direct offering (the “2025 Registered Direct Offering”) with certain institutional investors providing for the issuance and sale of 3,125,000 ADSs of the Company. The ADSs have been offered and sold together with series E warrants to purchase up to an aggregate of 3,125,000 ADSs (“Series E Warrants”) and series F warrants to purchase up to an aggregate of 3,125,000 ADSs (“Series F Warrants”, and, with the Series E Warrants, the “Warrants”), which are being issued in a concurrent private placement. The combined purchase price per each ADS and accompanying Warrants sold in the 2025 Registered Direct Offering was $0.80. The aggregate gross proceeds from the 2025 Registered Direct Offering were $2.5 million, excluding any proceeds from any future exercises of Warrants.

The Series E Warrants have an exercise price of $0.98 per share, subject to customary adjustments as set forth therein, are exercisable commencing on the effective date (the “Shareholder Approval Date”) of shareholder approval of the issuance of the ADSs issuable upon exercise of the Warrants (the “Shareholder Approval”), and will have a 5-year term from the Shareholder Approval Date. The Series F Warrants have an exercise price of $0.98 per share, subject to customary adjustments as set forth therein, are exercisable on the Shareholder Approval Date, and will have a thirty-month term from the Shareholder Approval Date. If at the time of exercise there is no effective registration statement registering the ADSs underlying the Warrants, the Warrants may be exercised on a cashless basis. The Company has agreed to file a registration statement registering for resale the ADSs issuable upon exercise of the Warrants and the Placement Agent Warrants (defined below) within 30 days of the Closing Date.

The Company entered into a placement agency agreement (the “Placement Agent Agreement”) with Ladenburg Thalmann & Co. Inc. (the “Placement Agent”), pursuant to which the Company paid $262,500 in cash at closing of the 2025 Registered Direct Offering. The Placement Agent also received warrants (the “Placement Agent Warrants”) on substantially the same terms as the Series E Warrants in an amount equal to 4.0% of the aggregate number of ADSs sold in the 2025 Registered Direct Offering to purchase up to 125,000 ADSs, at an exercise price of $1.00 per share and will have a 5-year term expiring October 14, 2030.

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

ADCs are a class of cancer therapies that combine the precision targeting of antibodies with payload toxins that attack cancer cells. To date, innovation in the field of ADC therapies has focused primarily on the development of novel antibodies linked to existing classes of payload toxins. For example, there is a range of approved ADCs with antibodies that target the Her2, Trop2, CD19, CD22, CD30, Nectin-4, Tissue Factor, and Folate Receptor alpha antibodies. But, there is a surprising lack of diversity in the payload toxins to which those antibodies are linked, as all of these marketed products, and more than 90% of ADCs in late-stage clinical development of which we are aware, utilize payloads from just two standard classes: (1) microtubule inhibitors or (2) DNA-damaging agents such as topoisomerase I inhibitors.

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

Our lead product candidate is AKTX-101, a pre-clinical stage Trop2-targeting ADC that combines our novel payload PH1, a spliceosome modulator with the Trop2 antibody. Trop2 is an antigen, which is expressed differentially in the highest number of solid tumor cancer types, including lung, breast, colon and prostate. We aim to establish AKTX-101 as a best-in-class Trop2-targeting ADC for the treatment of a variety of solid tumors.

We acquired the ADC Platform in connection with our acquisition of Peak Bio (the “Merger”) in November 2024. Prior to that time, we were primarily focused on advancing our former lead product candidates nomacopan and PAS-nomacopan (longer-acting nomacopan that is PASylated). Since the closing of the Merger, we have focused substantially all of our efforts on the development of ADCs and our ADC Platform. We have suspended further internal development of our legacy programs, nomacopan and PAS-nomacopan, and intend to seek strategic partners to advance their development externally. For our PHP-303 program, a program that Peak Bio had advanced prior to the closing of the Merger, we intend to seek strategic partners for it as well to further its development externally.

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

Recent Developments

Presentation at 2025 Society for Immunotherapy of Cancer Annual Meeting

On November 10, 2025, we issued a press release announcing our abstract highlighting immune mechanism-of-action data for our novel ADC payload, which was presented at the 2025 Society for Immunotherapy of Cancer Annual Meeting. The presentation outlines our investigation of multiple mechanisms behind preclinical colon tumor regressions induced by a Trastuzumab PH1 ADC as a single agent or in combination with an anti-PD-1 therapy. The unique results seen with both the single agent ADC Trastuzumab-PH1 and the combination therapy with an anti-PD1 agent open up the possibility of creating a new paradigm of an ADC/checkpoint inhibitor therapy that goes beyond today’s regimens using ADCs with traditional payloads.

Appointment of Interim Chief Financial Officer

On October 22, 2025, we entered into a consulting agreement with Mr. Kameel Farag and KDF Ventures LLC, as amended on October 31, 2025 (the “Consulting Agreement”), pursuant to which Mr. Farag will serve as our Interim Chief Financial Officer, effective on October 22, 2025. Mr. Farag succeeds our prior Chief Financial Officer, Torsten Hombeck, whose departure was previously reported.

The Consulting Agreement provides for a monthly cash fee of $18,000 through the end of 2025 and a monthly cash fee of $27,000 starting January 1, 2026 through to February 15, 2026, pro-rated for any partial months. The Consulting Agreement also provides for the grant of RSU awards as follows: $4,645 in RSUs on October 22, 2025, which vested on October 31, 2025, $24,000 in RSUs on November 1, 2025 which vests on January 1, 2026 (subject to continued service through vesting) and $19,964 in RSUs on November 1, 2025, which vests on February 15, 2026 (subject to continued service through vesting). Further, in connection with certain capital raises by the Company, KDF Ventures shall be entitled to compensation payable in cash and RSUs based on a percentage of total gross proceeds, subject to maximum limits and depending on when the capital raise is completed. The Consulting Agreement provides for a term end date of February 16, 2026 and is extendable on a month-to-month basis at the Company’s discretion.

October 2025 Financing

On October 16, 2025, we closed a registered direct offering (the “2025 Registered Direct Offering”) with certain institutional investors providing for the issuance and sale of 3,125,000 ADSs of the Company. The ADSs have been offered and sold together with series E warrants to purchase up to an aggregate of 3,125,000 ADSs (“Series E Warrants”) and series F warrants to purchase up to an aggregate of 3,125,000 ADSs (“Series F Warrants”, and, with the Series E Warrants, the “Warrants”), which are being issued in a concurrent private placement. The combined purchase price per each ADS and accompanying Warrants sold in the 2025 Registered Direct Offering was $0.80. The aggregate gross proceeds from the 2025 Registered Direct Offering were $2.5 million, excluding any proceeds from any future exercises of Warrants. For more information, please refer to “Financial Condition, Liquidity and Capital Resources – October 2025 Financing” below.

White Lion Ordinary Share Purchase and Registration Rights Agreements

On August 29, 2025, we entered into an Ordinary Share Purchase Agreement (the “ELOC Purchase Agreement”) and Registration Rights (the “White Lion RRA”) with White Lion Capital, LLC, a Delaware limited liability company (“White Lion”). Pursuant to the ELOC Purchase Agreement, the Company had the right, but not the obligation, to require White Lion to purchase, from time to time, up to $25,000,000 in aggregate gross purchase price of newly issued Ordinary Shares, which may be exchanged for ADSs, subject to certain limitations and conditions set forth in the ELOC Purchase Agreement. For more information, please refer to “Financial Condition, Liquidity and Capital Resources – White Lion Ordinary Share Purchase and Registration Rights Agreements” below.

August 2025 Financing

In August 2025, we entered into Note Purchase Agreements with certain investors, including the Company’s directors in a private placement offering pursuant to which the investors agreed to purchase, and the Company agreed to issue unsecured promissory notes with a 20% original issuance discount (each a “August 2025 Note” and together, the “August 2025 Notes”). In connection with the issuance and sale of the August 2025 Notes, the Company agreed to extend the expiration date of Series A Warrants held by certain August 2025 Note investors, previously issued in the March 2025 Private Placement, by 48 months from the original date of expiration. For more information, please refer to “Financial Condition, Liquidity and Capital Resources – August 2025 Financing” below.

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

Results of Operations

Three and Nine Months Ended September 30, 2025 and 2024

Overview

During the three months ended September 30, 2025, our loss from operations totaled $7.4 million, including a $5.18 million non-cash impairment loss on other intangible assets, a 153% increase, compared to a loss from operations of $2.9 million for the three months ended September 30, 2024. During the nine months ended September 30, 2025, our loss from operations totaled $14.0 million, a 14% decrease, compared to a loss from operations of $16.4 million for the nine months ended September 30, 2024. Our total operating expenses are set forth by category in the table below:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,		Change
($ in thousands)	2025	2024	$ Change	2025	2024	$
Operating expenses:
Research and development	$249	$143	$106	$1,729	$5,736	$(4,007)
General and administrative	1,975	1,709	266	7,139	6,616	523
Impairment loss on other intangible assets	5,180	—	5,180	5,180	—	5,180
Merger-related costs	—	992	(992)	—	2,290	(2,290)
Restructuring and other costs	—	83	(83)	—	1,723	(1,723)
Total operating expenses	$7,404	$2,927	$(4,477)	$14,048	$16,365	$(2,317)
Loss from operations	$(7,404)	$(2,927)	$(4,477)	$(14,048)	$(16,365)	$2,317

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

During the three months ended September 30, 2025, total research and development expenses increased by approximately $0.1 million, as compared to the three months ended September 30, 2024. During the nine months ended September 30, 2025, total research and development expenses decreased by approximately $4.0 million as compared to the nine months ended September 30, 2024. The reduction in research and development expenses is due to the decrease of costs associated with our legacy assets nomacopan and PHP-303 as we suspended the internal development of those programs while we prioritize our research and development activities on our ADC platform and pipeline. The following sets forth research and development expenses for the three and nine months ended September 30, 2025 and 2024 by category:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,		Change
($ in thousands)	2025	2024	$ Change	2025	2024	$
ADC pre-clinical development	$464	$—	$464	$626	$—	$626
HSCT-TMA clinical development (AK901)	(36)	477	(513)	70	1,560	(1,490)
Chemistry, manufacturing and control	21	459	(438)	69	3,401	(3,332)
Other external development expenses	57	159	(102)	92	754	(662)
Personnel costs	261	330	(69)	1,390	1,303	87
U.K Research and Development tax credits	(518)	(1,282)	764	(518)	(1,282)	764
Total research and development expenses	$249	$143	$106	$1,729	$5,736	$(4,007)

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

HSCT-TMA clinical development (AK901)

These expenses include external expenses that we have incurred in connection with the development of nomacopan for the treatment of pediatric HSCT-TMA and primarily consist of payments to CROs and other vendors. The decrease in HSCT-TMA clinical development expenses of $0.5 million and $1.5 million incurred during the three and nine months ended September 30, 2025, respectively, as compared to the three and nine months ended September 30, 2024, is primarily due to our decision to suspend the AK901 clinical program and find a collaborative partner for our nomacopan program.

Chemistry, manufacturing and control (“CMC”)

CMC expenses historically included external expenses incurred related to the development and manufacturing of nomacopan for use in clinical trials and pre-clinical development of PAS-nomacopan. In general, such expenses primarily consist of payments to vendors for manufacturing of drug substance (including raw materials), drug product, supplies, validation, quality assurance and other manufacturing development activities. The decrease in expenses of $0.4 million and $3.3 million incurred during the three and nine months ended September 30, 2025, respectively, as compared to the three and nine months ended September 30, 2024, is primarily due to our decision to suspend our pre-clinical PAS-nomacopan program and instead seek an external partner for further development.

Other external development expenses

These expenses include external expenses, such as payments to contract vendors, that may be related to pre-clinical development activities, discontinued programs and unallocated expenses. The decrease in expenses of $0.1 million and $0.7 million incurred during the three and nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, is related to lower costs incurred mainly related to pre-clinical studies and other pre-clinical development work investigating PAS-nomacopan for the treatment of GA.

Personnel costs

These expenses include compensation and related costs associated with employees, independent consultants and staffing firms. Personnel costs decreased by less than $0.1 million during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. Personnel costs increased by less than $0.1 million during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The increase is primarily due to increases in non-cash stock-based compensation expense, partially offset by lower cash-based salaries.

The extent of our future research and development expenditures will be determined based on future funding.

U.K Research and Development Tax Credit

We record receipts of U.K. tax credits in the year received as a reduction in research and development expenses. Changes in tax credits received are the result of eligible research and development expenses paid in the previous tax year, which can fluctuate depending on timing of and location in which expenses are incurred.

The extent of our future research and development expenditures will be determined based on future funding and location of work performed.

General and administrative expenses

During the three months ended September 30, 2025, total general and administrative costs increased by approximately $0.3 million as compared to the three months ended September 30, 2024, primarily due to an increase in non-cash stock-based compensation expense of $0.4 million, an increase of less than $0.1 million in professional fees mainly related to implementation of the ELOC Purchase Agreement with White Lion, and partially offset by a decrease of approximately $0.2 million in premiums for our directors and officers insurance.

During the nine months ended September 30, 2025, total general and administrative costs increased by approximately $0.5 million as compared to the nine months ended September 30, 2024, primarily due to an increase in non-cash stock-based compensation expense of $1.1 million, an increase of $0.3 million in professional fees (primarily driven from Merger related financial disclosures and implementation of the ELOC Purchase Agreement with White Lion), partially offset by a decrease of approximately $0.5 million in cash-based salaries, a decrease of approximately $0.4 million in premiums for our directors and officers insurance.

Impairment loss

During the three and nine months ended September 30, 2025, we recognized an impairment loss on the in-process R&D related to PHP 303 which was acquired in connection with the Merger. The impairment loss was triggered due to reprioritization of resources to our ADC platform, no further development plans and inability to find a collaborative partner to date.

Merger-related costs

Merger-related costs consist of direct expenses incurred in connection with the Merger and are comprised primarily of legal and professional fees.

Merger-related costs for the three and nine months ended September 30, 2024 were $1 million and $2.3 million, respectively. No such costs were incurred during three and nine months ended September 30, 2025.

Restructuring and other costs

Restructuring costs consist primarily of severance and related benefit costs related to workforce reductions incurred in connection with the reduction in force (“RIF”), which the Company began to implement in May 2024.

Restructuring and other costs for the three and nine months ended September 30, 2024 were less than $0.1 million and $1.7 million, respectively. No such costs were incurred during three and nine months ended September 30, 2025.

Interest income

During each of the three and nine months ended September 30, 2025 and 2024, interest income was less than $0.1 million. Amounts may fluctuate from period to period due to changes in average cash balances and prevailing interest rates.

Interest expense

Interest expense primarily consists of amortization of share issuance costs on the August 2025 Notes and interest expense on the May 2024 Notes, the financing of director and officer insurance premiums and the notes assumed in the Merger, which include the April 2023 Convertible Notes, the November 2023 Note, the September 2024 Note, the 2021 Notes and the January 2024 Note. Refer to Note 7 and Note 13 of our unaudited condensed consolidated financial statements included in this Form 10-Q (the “Quarterly Financial Statements”).

Interest expense may fluctuate from period to period due to changes in average interest-bearing loans and related interest rates.

Gain on settlement of current liabilities

During the three months ended September 30, 2025, we recognized a gain on settlement of current liabilities of $0.8 million with a vendor.

During the nine months ended September 30, 2025, we recognized a gain on settlement of current liabilities of $2.0 million which is comprised of a gain on settlement of $1.9 million with former vendors and a less than $0.1 million gain on debt extinguishment related to a promissory note issued by Peak Bio in November 2023 and assumed by the Company in November of 2024 in the amount of $0.4 million, bearing interest at 6% per annum with a maturity date of December 31, 2024.

No such gain was recognized during the three and nine months ended September 30, 2024.

Loss on debt extinguishment

During the three and nine months ended September 30, 2025, we recognized a loss on extinguishment of debt of $1 million, of which $0.4 million was in relation to the issuance of the August 2025 Note to third party investors, $0.5 million was related to the cancellation and exchange of Dr. Huh’s January 2024 Note for his August 2025 Note and less than $0.1 million was related to the modification of the April 2023 Convertible Notes pursuant to the April 2023 Convertible Notes and Warrants Amendment (as defined and described in Note 7 to the Quarterly Financial Statements).

No such loss was recognized during the three and nine months ended September 30, 2024.

Loss on derivative liability

During the three and nine months ended September 30, 2025, we recognized expense of $0.1 million in relation to the embedded derivative in the White Lion ELOC.

No such loss was recognized during the three and nine months ended September 30, 2024.

Change in fair value of warrant liabilities

Change in fair value of warrant liabilities represents non-cash warrant revaluation gains or losses related to the remeasurement of our liability-classified instruments, namely our September 2022 Warrants and the warrants we assumed on November 14, 2024 in connection with our acquisition of Peak Bio (the “Peak Bio Warrants”), which are more fully described in Note 5 to the Quarterly Financial Statements. Due to the nature of and inputs in the model used to assess the fair value of our outstanding September 2022 Warrants and Peak Bio Warrants, it is not unusual to experience significant fluctuations during each remeasurement period. These fluctuations may be due to a variety of factors, including changes in our stock price and changes in estimated stock price volatility over the remaining life of the warrants.

During the three months ended September 30, 2025 and 2024, we recorded a change in the fair value of warrant liabilities, representing a non-cash revaluation gain of approximately $0.3 million and $0.1 million, respectively. Changes in the fair value of warrant liabilities and resulting warrant revaluation gain for the three months ended September 30, 2025 and 2024 were driven by the decrease in our stock price during the respective reporting period.

During the nine months ended September 30, 2025 and 2024, we recorded a change in the fair value of warrant liabilities, representing a non-cash revaluation gain of approximately $0.3 million and $0.5 million, respectively. Change in the fair value of warrant liabilities and resulting warrant revaluation gain for the nine months ended September 30, 2025 was driven by the decrease in our stock price during the reporting period, offset by an extinguishment of liability related to certain September 2022 Warrants and reclassification of certain Peak Warrants from warrant liability to equity following amendment of certain Peak Bio Warrants. Change in the fair value of warrant liabilities and resulting warrant revaluation gain for the nine months ended September 30, 2024 was driven primarily by the decrease in our stock price and the decrease in the expected term assumption during the reporting period.

Foreign currency exchange gain (loss), net

During each of the three months ended September 30, 2025 and 2024, we recorded a net foreign currency exchange gain of less than $0.1 million. During each of the nine months ended September 30, 2025 and 2024, we recorded a net foreign currency exchange loss of less than $0.1 million. Exchange gains and losses can fluctuate significantly from period to period due to changes in exchange rates, as well as the volume and timing of expenditures and related payments denominated in foreign currencies.

Other expense, net

Other expense was less than $0.1 million during the nine months ended September 30, 2024. During the three and nine months ended September 30, 2025 and the three months ended September 30, 2024, we incurred no such expense. Other expenses are not material to our results of operations.

Net loss applicable to common shareholders

As a result of the factors discussed above, our net loss applicable to common shareholders for the three months ended September 30, 2025 was $6.4 million, compared to net loss applicable to ordinary shareholders for the three months ended September 30, 2024 of $2.9 million. Our net loss applicable to common shareholders for the nine months ended September 30, 2025 was $12.0 million, compared to net loss applicable to ordinary shareholders for the nine months ended September 30, 2024 of $16.0 million.

Financial Condition, Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have incurred substantial losses, and we have primarily funded our operations with proceeds from the sale of equity securities, including Ordinary Shares, warrants and pre-funded warrants, and convertible notes. At September 30, 2025, we had $2.5 million in cash and an accumulated deficit of $259.3 million. To date, we have not generated any revenue.

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

Other than under the ELOC Purchase Agreement, the use of which is subject to the effectiveness of the registration statement we filed with the SEC pursuant to the White Lion RRA, we currently do not have any commitments for future external funding. We will need to raise additional funds, and we may decide to raise additional funds even before we need such funds if the conditions for raising capital are available and/or favorable. Until we can generate significant recurring revenues, we expect to satisfy our future cash needs through debt or equity financings, credit facilities or by out-licensing arrangements of our product candidates. The sale of equity or convertible debt securities may result in dilution to our existing shareholders. The incurrence of indebtedness would result in increased fixed obligations and could also subject us to covenants that restrict our operations. We cannot be certain that additional funding, whether through grants, financings, credit facilities or out-licensing arrangements, will be available to us on acceptable terms, if at all. If sufficient funds are not available, we may be required to delay, reduce the scope of or eliminate research or development plans for, or commercialization efforts with respect to, one or more applications of our product candidates, or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain potential products that we might otherwise seek to develop or commercialize independently.

October 2025 Financing

On October 16, 2025, the Company closed its 2025 Registered Direct Offering with certain institutional investors providing for the issuance and sale of 3,125,000 ADSs of the Company. The ADSs have been offered and sold together with Series E warrants to purchase up to an aggregate of 3,125,000 ADSs and Series F warrants to purchase up to an aggregate of 3,125,000 ADSs, which are being issued in a concurrent private placement. The combined purchase price per each ADS and accompanying Warrants sold in the 2025 Registered Direct Offering is $0.80. The aggregate gross proceeds from the 2025 Registered Direct Offering were $2.5 million, excluding any proceeds from any future exercises of Warrants.

The Series E Warrants have an exercise price of $0.98 per share, subject to customary adjustments as set forth therein, are exercisable commencing on the effective date (the “Shareholder Approval Date”) of shareholder approval of the issuance of the ADSs issuable upon exercise of the Warrants (the “Shareholder Approval”), and will have a 5-year term from the Shareholder Approval Date. The Series F Warrants have an exercise price of $0.98 per share, subject to customary adjustments as set forth therein, are exercisable on the Shareholder Approval Date, and will have a thirty-month term from the Shareholder Approval Date. If at the time of exercise there is no effective registration statement registering the ADSs underlying the Warrants, the Warrants may be exercised on a cashless basis. The Company has agreed to file a registration statement registering for resale the ADSs issuable upon exercise of the Warrants and the Placement Agent Warrants (defined below) within 30 days of the Closing Date.

The Company entered into a placement agency agreement (the “Placement Agent Agreement”) with Ladenburg Thalmann & Co. Inc. (the “Placement Agent”), pursuant to which the Company paid $262,500 in cash at closing of the 2025 Registered Direct Offering. The Placement Agent also received warrants (the “Placement Agent Warrants”) on substantially the same terms as the Series E Warrants in an amount equal to 4.0% of the aggregate number of ADSs sold in the 2025 Registered Direct Offering to purchase up to 125,000 ADSs, at an exercise price of $1.00 per ADS and will have a 5-year term expiring October 14, 2030.

White Lion Ordinary Share Purchase and Registration Rights Agreements

On August 29, 2025, the Company entered into the ELOC Purchase Agreement and White Lion RRA with White Lion Capital. Pursuant to the ELOC Purchase Agreement, the Company had the right, but not the obligation, to require White Lion to purchase, from time to time, up to $25,000,000 in aggregate gross purchase price of newly issued Ordinary Shares, which may be exchanged for ADSs, subject to certain limitations and conditions set forth in the ELOC Purchase Agreement.

The Company does not have a right to commence any sales of Ordinary Shares to White Lion under the ELOC Purchase Agreement until all conditions to the Company’s right to commence sales, as set forth in the ELOC Purchase Agreement, have been satisfied, including that a registration statement covering the resale of such shares is declared effective by the SEC and the final form of prospectus is filed with the SEC. Over the period ending on the earlier of (i) the date on which the Purchaser shall have purchased Ordinary Shares pursuant to the ELOC Purchase Agreement for an aggregate purchase price equal to the Commitment Amount or (ii) August 29, 2028 (the “Commitment Period”), subject to the conditions of the ELOC Purchase Agreement, the Company will control the timing and amount of any sales of Ordinary Shares to the Purchaser. Actual sales of Ordinary Shares to the Purchaser under the ELOC Purchase Agreement will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the ADSs, and determinations made by the Company as to appropriate levels and sources of funding.

The purchase price of the Ordinary Shares that the Company elects to sell to the Purchaser pursuant to the ELOC Purchase Agreement will be determined based on the type of Purchase Notice issued, as follows:

●	Rapid Purchase Option 1: The lowest traded price of the ADSs on the notice date.
●	Rapid Purchase Option 2: 97% of the lowest traded price of the ADSs during the two hours following the Purchaser’s confirmed receipt of the notice.
●	Rapid Purchase Option 3: The lowest of (i) the opening price of the ADSs on the notice date, (ii) the closing price of the ADSs on the prior business day, or (iii) the volume-weighted average price (VWAP) on the notice date, with a 20% discount if the trading price is below the opening price.
●	VWAP Purchase: 97% of the lowest daily VWAP during a two-day valuation period for the first $12,500,000 of closings, and 98% thereafter.

In no event may the Company issue to the Purchaser under the ELOC Purchase Agreement more than 13,039,369,358 Ordinary Shares (the “Exchange Cap”), which equals 19.99% of the Company’s outstanding Ordinary Shares as of the Execution Date, unless the Company obtains shareholder approval to issue shares in excess of the Exchange Cap or the average price paid for all Ordinary Shares issued under the agreement is equal to or greater than the Minimum Price (as defined in the ELOC Purchase Agreement). In any event, the ELOC Purchase Agreement provides that the Company may not issue or sell any Ordinary Shares if such issuance or sale would breach any applicable Nasdaq rules.

The ELOC Purchase Agreement prohibits the Company from directing the Purchaser to purchase any Ordinary Shares if those shares, when aggregated with all other Ordinary Shares then beneficially owned by the Purchaser (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended), would result in the Purchaser beneficially owning more than 4.99% of the outstanding Ordinary Shares (the “Beneficial Ownership Limitation”), which may be increased to 9.99% at the Purchaser’s discretion upon 61 days’ prior written notice.

As consideration for the Purchaser’s execution of the ELOC Purchase Agreement, the Company will pay a document preparation fee of $15,000, to be deducted from the proceeds related to the first Purchase Notice, and cash commitment fees of $37,500 when aggregate Purchase Notices exceed $500,000 and $87,500 (or $125,000 if $1,000,000 is reached first) when aggregate Purchase Notices exceed $1,000,000. Additionally, if the Company fails to close at least $625,000 in purchases by the 180th day after the Registration Statement’s effective date, the Company will issue ADSs, represented by Ordinary Shares, equivalent to $75,000 divided by the lowest traded ADS price during a 10-day period preceding that date (the “Commitment Shares”).

Concurrently with the ELOC Purchase Agreement, the Company and the Purchaser entered into a Registration Rights Agreement, dated August 29, 2025 (the “Registration Rights Agreement”), pursuant to which the Company agreed to file a registration statement on Form S-1 (or any successor form) with the SEC within thirty (30) calendar days following August 29, 2025, to register the resale of the maximum number of Registrable Securities (including the Ordinary Shares, Commitment Shares, and ADSs representing such shares) permitted by applicable SEC rules. The Company shall use its commercially reasonable efforts to have the registration statement declared effective as soon as practicable and to maintain its effectiveness during the Registration Period, which continues until all Registrable Securities are sold, the ELOC Purchase Agreement terminates and no Registrable Securities are held, or the securities cease to be Registrable Securities under specified conditions.

As of September 30, 2025, the Company had no outstanding purchase notices issued to White Lion.

August 2025 Financing

In August 2025, we entered into Note Purchase Agreements with certain investors, including the Company’s directors in a private placement offering pursuant to which the investors agreed to purchase, and the Company agreed to issue unsecured promissory notes with a 20% original issuance discount. In connection with the issuance and sale of the August 2025 Notes, the Company agreed to extend the expiration date of Series A Warrants held by certain August 2025 Note investors, previously issued in the March 2025 Private Placement, by 48 months from the original date of expiration.

We issued August 2025 Notes with an aggregate purchase price of $3,011,000 and an aggregate principal amount of $3,763,750, inclusive of the Note Termination (described below). The August 2025 Notes have maturity dates ranging from August 15, 2026, through September 26, 2026, at which time the principal amount is due and payable. The Company also entered into Warrant Amendment Agreements with the recipients of such August 2025 Notes, which extended the expiration date of the Series A Warrants to purchase an aggregate of 6,864,483 ADSs held by such investors from 2026 to 2030.

Included in the issued Notes with an aggregate purchase price of $3,011,000 and an aggregate principal amount of $3,763,750, as outlined above, Dr. Hoyoung Huh, the Company’s Chairman, purchased a Note with a principal amount of $1,250,000 for a purchase price of $1,000,000, with the purchase price thereof to be satisfied through the payment of $162,567 in cash and the cancellation of $837,433 of outstanding principal and accrued interest under a senior secured promissory note previously issued to him by the Company’s wholly owned subsidiary, Peak Bio Inc., in January 2024.

We paid a placement agent fee of $75,000 to Paulson in connection with the August 2025 Notes Offering.

Funding Requirements

As of the date of this report, our existing cash, together with funds from the October 2025 Financing, is sufficient to fund our operations into December 2025. While we have additional funding activities in progress to fund our operations, we will need to raise additional capital to continue to fund our operations and service our obligations in the future. If we are unable to raise additional capital when needed, we will not be able to continue as a going concern. We do not currently have any products approved for sale and do not generate any revenue from product sales. We are currently seeking and expect to continue to seek additional funding through financings of equity and/or debt securities. We may also engage in strategic research and development collaborations, pre-clinical and clinical funding arrangements, the sale or license of technology assets, and/or other strategic alternatives.

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

Based on our recurring losses from operations incurred since inception, our expectation of continuing operating losses for the foreseeable future, negative operating cash flows for the foreseeable future, and the need to raise additional capital to finance its future operations, we have concluded that there is substantial doubt regarding our ability to continue as a going concern within one year after the date that our Quarterly Financial Statements are issued. Because of these uncertainties, the accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As such, the accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded assets and liabilities that might be necessary if we are unable to continue as a going concern.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Nine Months Ended
	September 30,
(In thousands)	2025	2024
Net cash (used in) provided by:
Net cash used in operating activities	$(7,527)	$(10,428)
Net cash provided by financing activities	7,411	8,834
Effect of exchange rates on cash	1	(5)
Net change in cash	$(115)	$(1,599)

Operating Activities. The net cash used in operating activities for the periods presented consists primarily of our net loss adjusted for non-cash charges and changes in components of working capital. The decrease in cash used in operating activities during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, was primarily due to a decrease in research and development costs and restructuring costs related to the program reprioritization and a decrease in merger-related costs incurred in connection with the Peak Bio acquisition.

Investment Activities. There were no investing activities during the nine months ended September 30, 2025 and 2024.

Financing Activities. Net cash provided by financing activities primarily consisted of the following:

●	For the nine months ended September 30, 2025, an aggregate of $5.9 million in net proceeds received from the March 2025 Private Placement, an aggregate of $2.1 million in net proceeds received from the August 2025 Notes, an aggregate of $0.3 million received in advance for pre-funded warrants issued in the March 2025 Private Placement, partially offset by $0.5 million of payments related to our promissory notes and $0.4 million of payments for our insurance premium financing; and

●	For the nine months ended September 30, 2024, an aggregate of $8.7 million in net proceeds received from debt and equity financings, including (i) $1.7 million in net proceeds from the March 2024 Private Placement, (ii) $1.0 million in net proceeds from the issuance of the May 2024 Notes, and (iii) $7.0 million in net proceeds from the May 2024 Private Placement, partially offset by $0.9 million in payments related to our short-term insurance premium financing arrangement.

Material Cash Requirements

Insurance Financing Obligations

In January 2025, we entered into a short-term financing arrangement with a third-party vendor to finance insurance premiums. The aggregate amount financed under this agreement was $0.5 million which is scheduled to be paid in monthly installments through November 2025.

Debt Obligations

We have outstanding convertible notes and notes payable with third parties and related parties assumed from the acquisition of Peak Bio Inc. and through new financings as more fully described in Note 7 and Note 13, respectively, to our Quarterly Financial Statements. As of September 30, 2025, these obligations are expected to result in principal payments of approximately $4.6 million.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as of September 30, 2025. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, and previously identified material weaknesses in internal control over financial reporting, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2025.

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

Remediation plans described in our Form 10-K are under development and are expected to be implemented during the final quarter of 2025. We will not be able to consider the material weaknesses remediated until the applicable remedial controls are designed and implemented and such controls operate for a sufficient period of time and our management has concluded, through testing, that our controls are operating effectively. Once implemented, we, along with our Audit Committee, will continue to monitor and evaluate the effectiveness of these remedial actions and take further actions as deemed appropriate.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation relating to claims arising out of operations in the normal course of business, which we consider routine and incidental to our business.

Refer to Note 14 of the Notes to our condensed consolidated financial statements related to commitments and contingencies, which is incorporated herein by reference.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three and nine months ended September 30, 2025, we did not have any sales of unregistered securities, other than as previously disclosed by us in a Current Report on Form 8-K.

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

Item 6. Exhibits.

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of March 4, 2024, by and among Akari Therapeutics, Plc, Peak Bio, Inc. and Pegasus Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K, as filed with the SEC on March 5, 2024).
10.1	Form of 20% Original Issue Discount Promissory Note (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q, as filed with the SEC on August 13, 2025).
10.2	Form of Amendment No. 1 to Series A Warrant (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q, as filed with the SEC on August 13, 2025).
10.3	Loan Cancellation and Exchange Agreement, dated August 7, 2025, by and among Hoyoung Huh, Akari Therapeutics, Plc and Peak Bio Inc. (incorporated by reference to the Exhibit 10.1 to Registrant’s Current Report on Form 8-K, as filed with the SEC on August 21, 2025).
10.4	Ordinary Share Purchase Agreement, dated August 29, 2025, by and between Akari Therapeutics, Plc and White Lion Capital, LLC (incorporated by reference to the Exhibit 10.1 to Registrant’s Current Report on Form 8-K, as filed with the SEC on August 29, 2025).
10.5	Registration Rights Agreement, dated August 29, 2025, by and between Akari Therapeutics, Plc and White Lion Capital, LLC (incorporated by reference to the Exhibit 10.2 to Registrant’s Current Report on Form 8-K, as filed with the SEC on August 29, 2025).
10.6	Letter Agreement, dated September 19, 2025, by and among Akari Therapeutics Plc and the Holders party thereto (incorporated by reference to the Exhibit 10.1 to Registrant’s Current Report on Form 8-K, as filed with the SEC on September 25, 2025).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH	lnline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Akari Therapeutics, Plc.

Date: November 13, 2025	By:	/s/ Abizer Gaslightwala
Abizer Gaslightwala
President and Chief Executive Officer

Date: November 13, 2025	By:	/s/ Kameel Farag
Kameel Farag
Interim Chief Financial Officer

