Form 10-K
period 2025-12-31
Akari Therapeutics Plc
filed 2026-03-30
CIK 1541157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 001-36288

Akari Therapeutics, Plc

(Exact name of registrant as specified in its charter)

England and Wales	98-1034922
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
401 East Jackson Street, Suite 3300 Tampa, FL	33602
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (929) 274-7510

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
American Depository Shares, each representing 2,000 Ordinary Shares, par value $0.000000005 per share	AKTX	The Nasdaq Capital Market
Ordinary Shares, $0.000000005 par value per share*		The Nasdaq Capital Market

*	Trading, but only in connection with the American Depository Shares.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the Registrant’s American Depository Shares, as reported on the Nasdaq Capital Market on June 30, 2025, was $15.0 million.

The number of shares of Registrant’s Ordinary Shares outstanding as of March 1, 2026 was 91,567,009,533.

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

There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements. These important factors include those set forth below under Part I, Item 1A “Risk Factors” and in our other disclosures and filings with the SEC. These factors and the other cautionary statements made in this Form 10-K and the documents we incorporate by reference should be read as being applicable to all related forward-looking statements whenever they appear in this Form 10-K and the documents we incorporate by reference.

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

●	We have a history of operating losses and cannot give assurance of future revenues or operating profits.

●	We will require substantial additional capital to fund our operations, and if we are unable to obtain such capital, we will be unable to successfully develop and commercialize any product candidates.

●	We have identified material weaknesses in our internal control over financial reporting.

●	We have not initiated clinical studies for any of the programs in our active pipeline or entered into any strategic partnerships regarding the continued development of our legacy pipeline assets. As a result, it may be years before we commercialize a product candidate, if ever.

●	If preclinical studies or clinical trials of our product candidates are prolonged or delayed, we may be unable to obtain required regulatory approvals and therefore be unable to commercialize our product candidates or any of our future product candidates on a timely basis or at all.

●	We may encounter substantial delays in the commencement, enrollment or completion of clinical trials or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities, which could prevent us from commercializing any product candidates we determine to develop on a timely basis, if at all.

●	Serious adverse events, undesirable side effects or other unexpected properties of our product candidates may be identified during development or after approval, which could lead to the discontinuation of our development programs, refusal by regulatory authorities to approve our product candidates or, if discovered following marketing approval, revocation of marketing authorizations or limitations on the use of our product candidates, any of which would limit the commercial potential of such product candidates.

●	Our proprietary ADC Platform (as defined herein) is based on novel technologies that are unproven and may not result in approvable or marketable products, which exposes us to unforeseen risks and makes it difficult for us to predict the time and cost of product development and potential for regulatory approval, and we may not be successful in our efforts to expand our development portfolio of product candidates.

●	Interim, initial, or preliminary results from our preclinical testing or clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to additional audit, validation and verification procedures that could result in material changes in the final data.

●	We or a future strategic partner may choose to, or may be required to, suspend, repeat, or terminate clinical trials of our assets if they are not conducted in accordance with regulatory requirements, the results are negative or inconclusive or the trials are not well designed.

●	Our employees, independent contractors, principal investigators, contract research organizations, consultants, vendors and collaboration partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards.

●	Our industry is highly competitive, and our product candidates may become obsolete.

●	If we are unable to establish sales, marketing and distribution capabilities on our own or through collaborations with partners, we may not be successful in commercializing any approved drugs.

●	Even if any of our current or future product candidates receive marketing approval, such product candidates may fail to achieve market acceptance by physicians, patients, third-party payors or others in the medical community necessary for commercial success, in which case we may not generate significant revenues or become profitable.

●	Even if we are able to commercialize any product candidate, the third-party payor coverage and reimbursement status of newly approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for our product candidates could limit our ability to market those products and decrease our ability to generate revenue.

●	Our future growth may depend, in part, on our ability to commercialize products in foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.

●	EU drug marketing and reimbursement regulations may materially affect our ability to market and receive coverage for our products in the EU Member States.

●	Our success depends in part on our ability to protect our intellectual property and proprietary technologies.

●	We rely on third parties to conduct, supervise and monitor our preclinical studies and clinical trials, and to manufacture our product candidates, and if those third parties perform in an unsatisfactory manner it may harm our business.

●	We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from the geopolitical tensions or high inflation.

●	Our business is subject to risks associated with conducting business internationally.

●	Insiders own a significant amount of our outstanding shares which could delay or prevent a change in corporate control or result in the entrenchment of management and/or the board of directors.

●	Future sales and issuances of our ordinary shares or ADSs or rights to purchase ordinary shares or ADSs pursuant to our equity incentive plans could result in additional dilution.

●	We have in the past and may in the future fail to meet the requirements for continued listing on Nasdaq, causing our ADSs to be delisted.

●	The rights of our shareholders may differ from the rights typically offered to shareholders of a U.S. corporation.

PART I

Item 1. Business.

Overview

We are an oncology company developing next-generation antibody-drug conjugates (“ADCs”) built around novel, proprietary payloads utilizing powerful biology to attack cancer. Our lead payload, PH1, targets RNA splicing by modulating the spliceosome, a complex machinery in the cell that converts pre-RNA into spliced RNA for translation into vital proteins for cell survival and growth. PH1’s disruption of normal RNA splicing has multiple modes of action on cancer cells: 1) cell killing and cytotoxicity that causes cancer cell death and 2) generates neoantigen proteins that activates both the innate and adaptive immune systems to drive robust and durable cancer killing activity in preclinical models. Additionally, AKTX-101 is active against urothelial cancers with FGFR3- fusions, lung cancers with SMARCA4 deletions and BRAF G466V mutations, and K-Ras G12V driven pancreatic cancers, whereas the PH1 payload has been demonstrated to be active against metastatic prostate cancer cells driven by AR-v7 and AR-hormone dependent prostate cancer showing the power of the PH1 payload against oncogenes derived from spliced isoforms/variants. Utilizing the novel PH1 payload as a platform, the Company has the ability to generate a pipeline of ADC candidates each focused on a different cancer antigen target of interest (i.e. Trop-2, CEACAM5). Akari’s lead candidate, AKTX-101, targets the Trop-2 receptor on cancer cells and is engineered with a proprietary linker to deliver its novel PH1 payload directly into the tumor with minimal off-target effects. In preclinical studies, AKTX-101 has shown to have significant activity and prolonged survival relative in animal models relative to an ADC with a traditional payload (topoisomerase1 inhibitor). Additionally, because of the unique generation of neoantigens by PH1, AKTX-101 has the potential to be synergistic with checkpoint inhibitors and has demonstrated prolonged survival as a combination regimen that is greater than the additive efficacy of either the ADC or checkpoint inhibitor alone. The Company is advancing its lead asset AKTX-101 towards clinical trials and has initiated IND enabling studies for AKTX-101 with a goal of starting its First-In-Human Phase 1 trial by late 2026/early 2027. The Company is also advancing AKTX-102, an ADC against a novel antigen target CEACAM5, which is highly relevant in pancreatic, colon, stomach, esophageal, and lung cancers.

Background

Cancers are the second leading cause of mortality in the United States and the leading cause of death for those under 65 years of age. The American Cancer Society estimates that approximately 626,000 people will die of cancer in the United States in 2026.

ADCs are a class of cancer therapies that combine the precision targeting of antibodies with payload toxins or chemotherapy that attack cancer cells. To date, innovation in the field of ADC therapies has focused primarily on the development of novel antibodies linked to existing classes of payload toxins and chemotherapies. For example, there is a range of approved ADCs with antibodies that target the Her2, Trop-2, CD19, CD22, CD30, Nectin-4, Tissue Factor, and FR alpha antibodies. But there is a surprising lack of diversity in the payload toxins to which those antibodies are linked. All of the currently approved and marketed products, and more than 90% of ADCs in late-stage clinical development of which we are aware, utilize payloads from just two standard classes: (1) microtubule inhibitors or (2) DNA-damaging agents such as topoisomerase I inhibitors.

Despite the initial success of ADCs as oncology therapies, each of these payload classes has limitations in terms of delivering significant and enduring efficacy, and manageable toxicity and tolerability for cancer patients:

●	Microtubule Inhibitors: resistance by cancer cells after initial response, off-target toxicity to healthy tissues and cells, and limited efficacy against static cancer cells that are not in cell division mode. In the case for an ADC therapy used in 1st line bladder cancer, 50% of patients will relapse in ~12 months after initiation of the ADC therapy, even when used in combination with a checkpoint inhibitor.

●	Topoisomerase I Inhibitors: resistance by cancer cells after the initial response; off-target toxicities, that include lung scarring, gastrointestinal and hematological/blood toxicities (including low white blood cells and platelets), and a limited ability to combine with other cancer therapies that have overlapping toxicities. All current ADCs using this payload have either Black Box warnings or significant warnings/precautions for severe side effects by the FDA.

Our ADC approach centers on creating novel payloads that work through different and powerful biological mechanisms as compared to these standard payload classes. We believe that doing so may allow us to discover and develop ADCs that solve for the known limitations outlined of current therapies that utilize existing payload classes. However, our strategy is new and unproven, and we cannot guarantee that we will be successful in our efforts.

Our differentiated ADC discovery and development platform (our “ADC Platform”) enables us to generate a range of ADC product candidates that pair our novel payloads with biologically validated antibody targets prevalent in cancer tumors. We believe that our focus on the development of ADCs that utilize our novel payloads may allow us to develop ADCs with benefits that include:

●	more effective cancer-killing properties, or cytotoxicity;

●	activating the powerful immune system to harness its proven ability to kill cancer;

●	synergize (more than additive) with other key therapies used today such as anti-PD1 and anti-PD-L1 therapies (“checkpoint inhibitors”) to activate the immune system to potentially deliver even greater efficacy results than either agent alone;

●	greater sustained duration and depth of efficacy response to ADC therapy to regress or eliminate the cancer;

●	reduced tumor resistance; and

●	improved safety and tolerability relative to the current ADCs available.

Our lead payload, PH1, derives its 1) cytotoxic and 2) immune activating properties from its ability to disrupt the function of spliceosomes, which play a critical role in protein synthesis. In addition to the cytotoxic or cell killing properties of the PH1 payload, we have observed in preclinical studies that PH1 triggers an immune response that leads to additional cancer cell killing via the activation B-cells and T-cells through neoantigen formation on the cancer cell. We believe this dual 1-2 mode of action of tumor killing by PH1 is differentiated from current standard ADC payloads used today and suggests that PH1 presents a unique approach to immuno-oncology ADC therapies moving forward.

Our lead product candidate is AKTX-101, a preclinical Trop-2–targeting ADC that combines PH1 with a proprietary non-cleavable linker and antibody construct. We are developing AKTX-101 as a potential best-in-class Trop-2 ADC based on preclinical differentiation described in this Annual Report on Form 10-K and our public scientific updates. Trop-2 is an antigen target expressed in several solid tumor cancers with significant unmet need, including lung, breast, bladder, gastric, head and neck, pancreatic, and others. Given the wide expression of Trop-2, AKTX-101 as the potential to address a wide range of cancers affecting hundreds of thousands of patients globally.

In addition, we have expanded our PH1-based pipeline with AKTX-102, a CEACAM5-directed ADC program that combines a novel CEACAM5-targeting antibody construct with PH1, reflecting the scope of our research capabilities, and the potential of our PH1 payload to be designed into novel ADC candidates. and ADC design capabilities while we prioritize resources on the lead program.

Our Strategy

We aim to create more effective ADC cancer therapies for patients that aim to arrest and destroy cancer by leveraging our payload biology and chemistry expertise to harness the power of the immune system to create potentially superior ADC therapies for cancer patients. We intend to leverage the core capabilities of our experienced team in cancer biology and chemistry, as well as experienced senior leadership in the oncology field to advance our novel ADC payload and resulting ADC candidates.

Our approach is focused on three key areas:

●	Advance AKTX-101 to a potential initiation of a first-in-human (“FIH”) Phase 1 trial to establish its safety and potential clinical activity. AKTX-101 has demonstrated its robust efficacy and safety in several preclinical models to date. We intend to focus on defining the tumor strategy that drives the fastest and most efficient strategy for development and approval while maximizing the future commercial opportunity as part of this. We will continue developing additional preclinical data to support this strategy, developing a high-quality Good-Manufacturing Practice (GMP) product supply, and complete formal non-clinical and toxicology studies needed to support a future IND or other regulatory submission(s) required for the Phase 1a FIH trial.

●	Leverage our ADC product candidates and novel PH1 payload to partner with biopharmaceutical companies that desire to develop immuno-oncology ADCs with a powerful approach that could achieve superior efficacy outcomes to current ADC therapies. Our focus is on advancing our novel ADCs and PH1 proprietary payload that enables a broad and flexible partnering strategy that allows us to out-license rights to specific ADCs, such as AKTX-101, or license rights to our novel proprietary payload PH1 to partners that want to develop their own proprietary novel ADC product candidates.

●	Continue to Progress AKTX-102, our discovery-stage ADC that utilizes PH1 against a novel cancer target. Our AKTX-102 ADC product candidate is a novel antibody construct that is unprecedented and utilizes PH1 as its payload for robust cell killing and immune activation against the cancer. From our initial early data, we believe AKTX-102 has the potential to overcome limitations of current CEACAM5 ADCs still in clinical testing. We plan to advance the development of AKTX-102 towards a lead product candidate, and future preclinical efficacy and safety studies as appropriate.

Our Novel Payload

PH1: Our Lead Payload That Targets RNA Splicing

PH1, or Thailanstatin ThA13, is an analog of a toxin produced by the bacterium Burkholderia thailandensis MSMB43, with cytotoxic properties that stem from its ability to inhibit the ability of spliceosomes in eukaryotic cells to properly generate mature messenger mRNA (“mRNA”) from pre-messenger RNA (“pre-mRNA”) during the step of protein synthesis called splicing.

We believe spliceosomes are attractive targets for ADCs because the inhibition or significant modulation of spliceosome function prevents cells from receiving critical information necessary for their continued survival. During splicing, pre-RNA is converted to mRNA via the removal of “junk” sequences of pre-mRNA called introns, and the stitching together of the meaningful parts of pre-mRNA called exons. After the introns have been removed and the exons stitched together, the resulting mRNA is then translated into proteins. The spliceosome is the machinery responsible for the correct splicing of pre-mRNA and resultant formation of mRNA.

Faulty spliceosome function, results in improper construction of exons, leading to faulty mRNA and resultant aberrant proteins. Accumulation of thousands of aberrant mis-spliced RNA sequences result in numerous misfolded and unnatural proteins within the cell. This causes the cell to die by endoplasmic reticulum stress, unfolded protein response, and other various mechanisms. The accumulation of these mis-spliced RNA cells also produces unnatural proteins called neoepitopes and act as neoantigens, which generate an immune activation response that leads to further elimination of cancer cells by the immune system that express similar neoepitopes. We believe the secondary cytotoxic effect of spliceosome malfunction that results from neoepitope formation makes the use of spliceosome modulators/inhibitors attractive in the development of potential ADC therapies due to their potential to exhibit a 1-2 Mechanism of Actin punch, through which the payload targets and kills cancer cells, and the resultant formation of neoepitopes/neoantigens triggers the body’s immune system to also attack the cancer with powerful response.

Preclinical data that we have generated indicates that PH1 possesses the ability to induce neoepitope formation. In an in vitro study, we performed an unbiased comparison of our PH1 – a microtubule inhibitor payload, ravtansine (“DM4”), and dimethyl sulfoxide (“DMSO”) vehicle control – to treat human gastric cancer cells. After treatment by each test agent. We performed RNA sequencing of all genes and looked for sequences that would give rise to neoepitopes. After identifying the normal and novel RNA species, we highlighted the neoepitope-containing species that respectively increased in response to treatment with DM4 and PH1, as compared to the control treatment (DMSO). We observed that PH1-treated cells contained 765 neoepitope-containing RNA species, representing approximately 9 times the number of neoepitope-containing species created by DM4, which suggests that PH1 may be highly proficient at recruiting immune cells to the tumor and stimulating immune-cell mediated cancer cell death. When we looked for genes that were negatively impacted and reduced in quantity, we found 660 unique RNA species were depleted in PH1-treated cells, which was over three times greater than the number found in DM4-treated cells.

Summary of Preclinical Studies of PH1

We have further examined the cytotoxic and immunostimulatory effects of PH1 as part of multiple ADC molecules against multiple antigen targets (HER2, Trop-2, CEACAM5, etc.) and across several solid tumor types. To further establish the immuno-oncology effects of PH1, we have explored the efficacy of these ADC-PH1 molecules as both a single agent compared to checkpoint inhibitors and in combination with checkpoint inhibitors to evaluate its synergistic effects and ability to drive profound efficacy benefits. In in vitro gastric and breast cancer models, we compared the cytotoxicity of an ADC comprised of PH1 conjugated to a Her2 antibody (“Her2-PH1 ADC”) with that of Kadcyla®, a Her2-targeting ADC commercially approved for use in the treatment of Her2-positive breast cancer. In both studies, the Her2-PH1 ADC demonstrated superior cytotoxic   activity. We also studied PH1 conjugated to a novel target (undisclosed) in an in vitro preclinical model of non-small cell lung cancer (NSCLC) and found that the PH1 ADC showed increased anti-tumor activity in comparison to a vehicle comprised of the naked antibody alone.

We have also studied PH1’s potential synergies with checkpoint inhibitors in a mouse colon cancer model in which we examined tumor regression and overall survival rates in 76 mice that were injected subcutaneously with colon cancer cells expressing Her2. We compared a Trastuzumab-PH1 ADC against Kadcyla®, (Kadcyla® is not approved for colon cancer) both as a single agent treatment and in combination with checkpoint inhibitor therapy (“I/O”). When administered as a combination with I/O therapy, the Her2-PH1 ADC demonstrated significant greater survival rates vs Kadcyla plus I/O therapy. The Trastuzumab-PH1 ADC induced 14 complete tumor regressions (“CRs”) whereas 5 tumors rebounded after initial shrinkage (n=19 mice per arm). As a result, 73% of Her2-PH1 + I/O treated mice showed complete regressions and were still on study at 5 months, and median survival was not reached. In the Kadcyla® combination arm with I/O, there were 8 CRs and 11 tumor rebounds, and 42% of Kadcyla® + I /O treated mice were tumor-free at 5 months. The median survival of Kadcyla® + I/O treated mice was 149 days.

A second in vivo preclinical mouse study was performed to demonstrate the immunological memory to attack cancer that is created uniquely by the PH1 payload. Using an identical mouse colon cancer model with the cancer cells expressing Her2 as described previously, the mice developed measurable tumors and were then treated with two doses of a Trastuzumab-PH1 ADC, both as monotherapy and in combination with I/O. Of the eight mice treated with the Trastuzumab-PH1 ADC in combination with I/O, seven (87.5%) had achieved CR and survived at 150 days. These seven mice that had complete tumor/cancer remissions were subsequently rechallenged with colon cancer cells expressing Her2, similar to the cells administered at the onset of the study. No tumor growth was observed in any of the seven mice after they were rechallenged with colon cancer cells. These zero occurrences of colon cancer were found despite these mice not receiving any additional treatment with the Trastuzumab-PH1 ADC after being rechallenged, indicating that these mice retained immune memory developed during the initial treatment of Trastuzumab-PH1 against the colon cancer cells expressing Her2. Based on the results of these two in vivo studies, we believe that PH1 has the potential to generate a powerful immunostimulatory effect and may possess synergies with checkpoint inhibitors, which could improve the longer-term control of cancer that could result in enduring remissions.

To further understand PH1’s unique ability to drive a powerful immune response observed in these studies, immune cell repertoire analysis of the blood and tissue were performed from the mice treated in the first Her2 colon cancer in vivo experiment described previously.

In this analysis, it was found that the Trastuzumab-PH1 ADC was uniquely able to drive a multi-modal immune response of both the innate and adaptive immune system not seen with the Kadcyla ADC or with an anti-PD1 inhibitor. These changes included a polarization of macrophages to the pro-inflammatory phenotype, an increase in neutrophils, and an increase in diverse B cells that generate a wide range of IgM antibodies:

In addition to the unique immune activation seen with Trastuzumab-PH1 as a single agent, when this ADC-payload was combined with an anti-PD1 inhibitor, a unique expansion of Gamma Delta T Cells was observed and not seen with any other comparator arms including Kadcyla® + I /O or anti-PD1. The expansion of this T cell is profound given this subpopulation of T-cells is known to attack cancer through a rapid response and has high cytotoxic activity, likely explaining some of differentiated complete remission rates seen in the in vivo mouse experiment. This data demonstrates the unique design, action, and results seen with the PH1 payload that is highly differentiated from current payloads used with traditional ADC molecules and enables the opportunity to potentially drive even better clinical outcomes for patients.

PH1 payload designed to evade traditional ADC payload resistance mechanism by cancer cells:

We have also observed that PH1 may be less susceptible to multidrug resistance (“MDR”), which can occur when cancer cells develop resistance to chemotherapeutic agents. One mechanism by which MDR occurs is through the overexpression of what are referred to as MDR transporters, which have the ability to pump standard ADC payloads (topoisomerase 1 and microtubule inhibitors) out of the cell before the payload can kill the cell.

We evaluated PH1 and Monomethyl auristatin E’s (MMAE, microtubule inhibitor) ability to kill mouse embryonic stem (“MES”) cells with normal and high levels of MDR. We found that MMAE, but not PH1, was recognized by these pumps, and the presence of high levels of these pumps reduced the in vitro cytotoxicity (IC50) of MMAE by ~ 200x. However, for the PH1 payload, the presence of high levels of these pumps had no significant effect on its cytotoxic potency, as PH1 was not recognized by MDRs and thus not pumped out of the cell. To confirm that the MDR resistance mechanism was at play for MMA3, the MDR-specific inhibitor Elacridar when applied to the cell prevented MDR pumps in MDR-high MES cells from pumping MMAE payload out of the cell, allowing accumulation of MMAE, and returning MMAE’s cell killing potency back to baseline. This finding confirmed that the loss of MMAE’s potency was specific to the increase in the number of MDR pumps and did not occur when we blocked MDR’s ability to pump out the payload using Elacridar. We believe this is important because MDR transporters are known to be implicated in the emergence of resistance against many chemotherapies, including some ADC payloads. Furthermore, if MDRs recognized PH1, it would have reduced its potency and restricted its cytotoxicity to only targets that were highly expressed in cancer cells.

AKTX-101: Our Lead ADC Product Candidate

We aim to establish a best-in-class Trop-2-targeting ADC with our lead product candidate AKTX-101. AKTX-101 is designed to treat solid tumors by delivering PH1 into cells expressing Trop-2. Trop-2 is a cell surface antigen which is upregulated in a variety of malignant tumors, including lung, breast, urothelial, gastric, pancreatic, and other solid tumors, but has limited expression in normal human tissues, making it an ideal target in cancer.

We have studied AKTX-101 in a number of preclinical models, both in vitro and in vivo, as well as in a non-human primate (“NHP”) toxicity study. Based on our preclinical experiments, we believe AKTX-101 may have the potential to offer advantages over existing therapies in terms of increased cytotoxicity, reduced resistance, better tolerance, and most importantly, activating the innate and adaptive immune system to drive enduring efficacy. In in vitro preclinical studies, we compared AKTX-101 (drug antibody ratio (“DAR”) 4) to a currently approved Trop-2-targeting ADC Trodelvy® (with DAR 8). We found that AKTX-101 showed greater cytotoxicity at lower drug doses in gastric, pancreatic and bladder cancer models. To further corroborate our in vitro observations, we evaluated AKTX-101 and the same currently approved ADC in an in vivo model against the same Trop-2 gastric carcinoma cell-line derived xenograft grown as tumors in mice. Two doses of each agent were given with the currently approved ADC administered at 10 mg/kg while AKTX-101 (DAR 4) was administered at 3 mg/kg. Both treatments induced tumor regression at 3-6 weeks. Throughout the study at different timepoints (day 21, day 42, and day 150), the AKTX-101 arm delivered significantly superior efficacy compared to Trodelvy® validated PH1’s greater cytotoxic ability to kill cancer cells even at significantly lower active drug doses.

First-line checkpoint inhibitor therapy is standard-of-care (“SOC”) for platinum-ineligible patients that have recurrent, resistant, or metastatic urothelial cancer. Also, the Trop2 ADC Trodelvy® had accelerated approval for the treatment of metastatic urothelial cancer but was later withdrawn in November 2024. Therefore, we generated a syngenetic mouse urothelial model expressing human Trop2 that failed to respond to checkpoint blockade as a single agent after tumors exceeded a certain size threshold.

In these studies, SOC anti-PD-1 therapy showed no significant TGI relative to control tumors (p>0.99). We then evaluated whether AKTX-101 single agent therapy was active in this SOC unresponsive syngeneic mouse model.

AKTX-101 prevented growth of pre-established urothelial tumors up until the last dose on Day 14 in this immune competent model. AKTX-101-treated tumors exhibited significantly delayed tumor growth relative to vehicle-treated controls (p=0.04) and relative to SOC (p=0.002).

A P-value is a statistical measurement that measures the strength of evidenced against a null hypothesis, ranging from 0 to 1. A P-value measures the probability of obtaining results as extreme or more extreme than observed, assuming the null hypothesis is true. A lower P-value, indicates stronger evidence to reject the null hypothesis.

The use of our proprietary L22 linker in AKTX-101 may contribute to a safety profile that has the potential to be superior to currently approved Trop-2-targeting ADCs. As a non-cleavable linker, L22 causes the PH1 payload to bind irreversibly to the spliceosome machinery, thereby eliminating the potential for PH1 to be released by the cancer cell and thus enter and kill normal, non-cancerous cells. In pre-clinical in vitro models, AKTX-101 demonstrated minimal killing of normal human fibroblasts not expressing Trop-2 in comparison to an approved Trop-2-targeting ADC, which, due to its known bystander effect, is toxic to normal human fibroblasts. We believe this preclinical data suggests that a higher therapeutic index may be possible using AKTX-101 over current Trop-2 ADCs available today. We also studied the toxicity and tolerability of AKTX-101 in a NHP model. We evaluated AKTX-101 in this study and performed a repeat-dose study wherein three ADC doses were intravenously administered every three weeks, followed by a three-week recovery period. To gain an understanding of the maximal cumulative effects of AKTX-101, animals were evaluated two days after receiving the last of all three doses being administered. Reversibility was addressed in another set of animals that received all three doses but were allowed a three-week recovery period. Histopathology was performed unilaterally for all tissues in both sets of animals. We found that AKTX-101 was well-tolerated with observed side effects that were transient (skin rash, mild thrombocytopenia and mild elevation of liver enzymes) and resolved within weeks after administration. Based on these results seen across the doses and frequency tested, and when analyzed with the dosing regimens driving efficacy in preclinical models, we believe there is a suitable Therapeutic Index to support moving AKTX-101 into Phase 1 trials.

In addition to these findings, importantly, there was no evidence of neutropenia, leukopenia, interstitial lung disease or mucosal inflammation, which have been associated with other Trop-2-targeting ADCs that use standard payloads comprising of topoisomerase I inhibitors. We believe the absence of observed lung complications, colitis and hypothyroidism in this study may further support AKTX-101’s potential suitability and feasibility for use in combination with checkpoint inhibitors, given these side effects are often common with checkpoint inhibitors.

Our Legacy Programs

As highlighted above, the following assets are not part of our active portfolio and we are working on seeking external partners for out-licensing:

●	Nomacopan: a Phase 3-ready bi-specific complement C5 and leukotriene B4 inhibitor for the treatment of paroxysmal nocturnal hemoglobinuria (“PNH”), a rare, acquired blood disorder characterized by the destruction of red blood cells, and pediatric hematopoietic stem cell transplantation-associated thrombotic microangiopathy (“HSCT-TMA”).

●	PAS-Nomacopan: a preclinical asset focused on long-acting PAS-nomacopan for the potential treatment of geographic atrophy, an advanced form of age-related macular degeneration of the eye.

●	PHP-303: a Phase-2-ready neutrophil elastase inhibitor for the potential treatment of a genetic disorder known as alpha-1 antitrypsin disorder. We acquired the rights to PHP-303 and licensed associated know-how from Bayer Pharmaceuticals in March 2017.

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

We also face competition more broadly across the oncology market for cost-effective and reimbursable cancer treatments. The most common methods of treating patients with cancer are surgery, radiation and drug therapy, including chemotherapy, hormone therapy, biologic therapy such as monoclonal and bispecific antibodies, immunotherapy, cell-based therapy and targeted therapy, or a combination of any such methods. There is a variety of available drug therapies marketed for cancer. In many cases, these drugs are administered in combination to enhance efficacy. While our product candidates, if any are approved, may compete with these existing drugs and other therapies, to the extent they are ultimately used in combination with or as an adjunct to these therapies, our product candidates may not be competitive with them. Insurers and reimbursement authorities may also encourage the use of generic products or specific branded products. As a result, obtaining market acceptance of, and gaining significant share of the market for, any product candidates that we successfully introduce to the market may pose challenges. In addition, many companies are developing new oncology therapeutics, and we cannot predict what the standard of care will be as our current and future product candidates progress through development.

AKTX-101 will compete with approved Trop-2-targeting ADCs such as Trodelvy® and Datroway® as well as other programs in clinical trials that also target Trop-2. If we are unable to effectively differentiate AKTX-101 from other products and product candidates or other common methods of treating cancer patients our ability to compete would be negatively impacted.

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

Manufacturing

We rely on third party contract manufacturers (CDMOs) for the development, scaleup, and GMP production of materials used in our research and development activities. In December 2025, we initiated GMP manufacturing activities for AKTX-101 and selected WuXi Biologics/XDC as our partner for these key parts of IND enabling work and product supply for future clinical trials. This milestone supports our planning for a Phase 1 first-in-human study timeline described in our public communications and prior disclosures. The partnership with WuXi for these activities enables us to maintain an efficient, high quality, and reliable model to develop and supply our clinical material for future studies.

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

As of January 1, 2026, our payload platform and ADC pipeline consist of two Patent co-operation treaty (PCT) families and three provisional patents filed at the European Patent Office (“EPO”) or the United States Patent and Trademark Office (“USPTO”).

The PH-1 payload program was developed in-house. This patent family has been granted in the United States, China, Israel, India, Mexico, and Brazil, with actions pending in Europe, Japan, New Zealand, Canada and Australia.     The composition of matter claims describing novel Thailanstatin payloads and linkers have IP coverage through September 2038.

The PCT patent application filed in 2024 has claims describing next-generation Thailanstatin diastereomer payloads, novel Trop-2 antibodies and Trop-2 ADCs protecting different aspects of pipeline candidate, AKTX-101, while also covering aspects of use or application of AKTX-101 to different cancer settings. This patent also describes a large-scale chemosynthetic process for payload synthesis amenable to manufacturing. This patent family is pending in 12 jurisdictions, and the anticipated expiry of this patent family is April 2043.

In 2025, we filed 3 additional provisional patent applications at USPTO covering a wide scope of anti-cancer biological mechanisms unique to targeting RNA splicing in cancer cells that are not specific to the composition of matter of the PH1 payload:

1.	The first provisional patent includes claims supporting targeting of specific oncogenic drivers using spliceosome modulators to reverse some aspect of cancer progression- angiogenesis, hormone dependency, and oncogene dependency.
2.	The second provisional patent includes claims supporting use of spliceosome modulators as immunogenic payloads inducing neoepitopes, anti-neoepitope antibodies, and anti-tumor macrophage polarization when these modulators are applied as a single agent. This patent covers elements of the immunomodulatory mechanism of PH1 ADCs and how they are expected to provide a therapeutic benefit by activating the host immune system against cancer.
3.	The third provisional patent includes claims supporting use of spliceosome modulators in synergy with checkpoint inhibitors to improve anti-tumor efficacy or induce immune effectors that neither single agent on its own can generate. One key example as such are gamma-delta T-cells, unique T cells that possess potent anti-tumor activity and can kill cancer cells much faster than conventional T cells.

These 2025 provisional patent filings are anticipated to expire between September and October 2045 and if granted, will provide the Company with broad protection over ADC molecules that use splicing modulation actions to attack cancers.

We are planning to file composition of matter patents as we continue to research and induct new ADCs into our pipeline. We will continue to create novel composition of matter patents to cover new ADCs not limited to new usage of linkers, formulations, and/or standard-of-care combination patents to secure additional protection after the PH-1 and AKTX-101 patent families expire.

If we are unable to obtain, maintain, defend and enforce patent and other intellectual property rights for our technologies and product candidate, or if the scope of the patent and other intellectual property rights obtained is not sufficiently broad, our competitors and other third parties could develop and commercialize technology, biologics and/or biosimilars similar or identical to ours, and erode or negate any competitive advantage that we may have, which could harm our business and ability to achieve profitability.

We can provide no assurance that our patent applications or those of our licensors will result in additional patents being issued or that issued patents will afford sufficient protection against competitors with similar technologies, nor can there be any assurance that the patents issued will not be infringed, designed around, or invalidated by third parties. Even issued patents may later be found unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. The degree of future protection for our proprietary rights is uncertain. Only limited protection may be available and may not adequately protect our rights or permit us to gain or keep competitive advantage. Composition-of-matter patents on the biological or chemical active pharmaceutical ingredients are generally considered to offer the strongest protection of intellectual property and provide the broadest scope of patent protection for pharmaceutical products, as such patents provide protection without regard to any method of use or any method of manufacturing. While we have issued composition-of-matter patents in the United States and other countries, we cannot be certain that the claims in our issued composition-of-matter patents will not be found invalid or unenforceable if challenged. We cannot be certain that the claims in any patent applications covering composition-of-matter or formulations of our product candidates that are pending, or that we may file, will be considered patentable by the USPTO, and courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued composition-of-matter patents will not be found invalid or unenforceable if challenged. Even if any patent applications that we may file relating to specific formulations of our product candidates issue as patents, formulation patents protect a specific formulation of a product and may not be enforced against competitors making and marketing a product that has the same active pharmaceutical ingredient in a different formulation. Method-of-use patents protect the use of a product for the specified method or for treatment of a particular indication. This type of patent may not be enforced against competitors making and marketing a product that has the same active pharmaceutical ingredient for use in a method not claimed by the patent. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products “off-label.” Although off-label prescriptions may infringe or contribute to the infringement of method-of-use patents, the practice is common and such infringement may be difficult to prevent or prosecute. Also, as is the case for composition-of-matter patents, we cannot be certain that the claims in our issued method-of-use patents will not be found invalid or unenforceable if challenged. We cannot be certain that the claims in any patent applications covering methods of using our product candidates that are pending, or that we may file, will be considered patentable by the USPTO and courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued method-of-use patents will not be found invalid or unenforceable if challenged.

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

U.S. Drug Development Process

In the U.S., the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and in the case of biologics, also under the Public Health Service Act (“PHSA”) and the implementing regulations for both statutes. The process of obtaining marketing authorizations and the subsequent compliance with applicable federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, requesting product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us. The process required by the FDA before a drug or biologic may be marketed in the U.S. generally involves the following:

●	completion of preclinical laboratory tests, animal studies and formulation studies according to Good Laboratory Practices (“GLP”) and relevant provisions of the Animal Welfare Act, where applicable, or other applicable laws and regulations;

●	submission to the FDA of an IND which must become effective before human clinical trials may begin;

●	performance of adequate and well-controlled human clinical trials according to Good Clinical Practices (“GCP”) to establish the safety and efficacy of the proposed drug for its intended use;

●	submission to the FDA of an NDA or BLA;

●	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current good manufacturing practice (“cGMP”) to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and

●	FDA review and approval of the NDA or BLA.

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

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

●	Phase 1: The product candidate is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. In the case of some products for severe or life-threatening diseases, such as cancer, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing may be conducted in patients.

●	Phase 2: This phase involves studies in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

●	Phase 3: Clinical trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical study sites. These studies are intended to establish the overall risk-benefit ratio of the product candidate and provide, if appropriate, an adequate basis for product labeling.

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

Concurrent with clinical trials, sponsors usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

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

NDAs or BLAs may receive either standard or priority review. Under current FDA review goals, standard review of an NDA for a new molecular entity (“NME”) or original BLA will be ten months from the date that the NDA or BLA is filed. A drug representing a significant improvement in treatment, prevention or diagnosis of a serious disease or condition may receive a priority review of six months. Priority review does not change the standards for approval but may expedite the approval process.

If a product receives marketing authorization, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. In addition, the FDA may require a sponsor to conduct Phase IV testing, such as clinical trials designed to further assess a drug’s safety and/or effectiveness after NDA or BLA approval and may require testing and surveillance programs to monitor the safety of approved products which have been commercialized.

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

Post-Approval Requirements

Once approval of an NDA or BLA is granted, the FDA may withdraw the approval if compliance with regulatory standards is not maintained or if problems are identified after the product reaches the market. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures, including a REMS or the conduct of post-marketing studies to assess a newly discovered safety issue. Later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further FDA review and approval. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws and regulations. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products. Future inspections by the FDA and other regulatory agencies may identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution or require substantial resources to correct.

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

The CT Regulation aims to harmonize, simplify and streamline the approval of clinical trials in the EU. The main characteristics of the CT Regulation include:

●	A streamlined application procedure via a single-entry point, through the centralized EU portal called the Clinical Trials Information System (CTIS).

●	A single set of documents to be prepared and submitted for the application as well as simplified reporting procedures that will spare sponsors from submitting broadly identical information separately to various bodies and different EU Member States.

●	A harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed jointly by all Member States Concerned. Part II is assessed separately by each Member State concerned.

●	Strictly defined deadlines for the assessment of clinical trial application.

●	The involvement of the ethics committees in the assessment procedure in accordance with the national law of the Member State concerned but within the overall timelines defined by the CT Regulation.

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

The centralized authorization procedure is mandatory for:

●	medicinal products developed by means of biotechnological processes such as genetic engineering;

●	advanced therapy medicinal products as defined in Article 2 of Regulation (EC) No. 1394/2007 on advanced therapy medicinal products (gene-therapy, somatic cell-therapy or tissue-engineered medicines);

●	medicinal products containing a new active substance indicated for any of the following:

○	human immunodeficiency virus;

○	acquired immune deficiency syndrome;

○	cancer;

○	neurodegenerative disorder;

○	diabetes;

○	auto-immune diseases and other immune dysfunctions;

○	viral diseases; and

○	medicinal products that are designated as orphan medicinal products pursuant to Regulation (EC) No 141/2000.

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

Market Authorizations Granted by Authorities of EU Member States

In general, if the centralized procedure is not mandatory or followed, there are three alternative procedures as prescribed in Directive 2001/83/EC:

●	The decentralized procedure allows applicants to file identical applications to several EU Member States and receive simultaneous national approvals based on the recognition by EU Member States of an assessment by a reference Member State.

●	The mutual recognition procedure is based on the acceptance by the competent authorities of the EU Member States of the marketing authorization of a medicinal product by the competent authorities of another EU Member State.

●	The national procedure is only available for products intended to be authorized in a single EU Member State.

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

UK Regulation

The UK ceased being a Member State of the EU on January 31, 2020, and the EU and the UK have concluded a trade and cooperation agreement (“TCA”), which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued but does not provide for wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, the UK has implemented previous EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012. Except in respect of the EU Clinical Trials Regulation, the regulatory regime in the UK therefore aligns in many ways with current EU medicines regulations, however it is possible that these regimes will diverge more significantly in the future now that the UK’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation.

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

The MHRA offers a 150-day assessment timeline for all high-quality applications for a UK, Great Britain or Northern Ireland marketing authorization. The 150 day timeline does not, however, include a “clock-stop” period which may occur if issues arise or points require clarification following an initial assessment of the application. Such issues should be addressed within a 60-day period, although extensions may be granted in exceptional cases. There is now no pre-MA orphan designation in the UK. Instead, the MHRA reviews applications for orphan designation in parallel to the corresponding MAA. The criteria are essentially the same, but have been tailored for the UK market, i.e., the prevalence of the condition in the UK (rather than the European Union) must not be more than five in 10,000. Should an orphan designation be granted, the period of market exclusivity will be set from the date of first approval of the product in the UK.

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

Pharmaceutical Pricing and Reimbursement

Sales of pharmaceutical products depend in significant part on the extent of coverage and reimbursement from government programs, including Medicare and Medicaid in the U.S., and other third-party payers. Third party payers are sensitive to the cost of drugs and are increasingly seeking to implement cost containment measures to control, restrict access to, or influence the purchase of drugs, biologicals, and other health care products and services. Governments may regulate reimbursement, pricing, and coverage of products in order to control costs or to affect levels of use of certain products. Payers may restrict coverage of some products due to cost concerns, by various means such as using payer formularies under which only selected drugs are covered, variable co-payments that make drugs that are not preferred by the payer more expensive in terms of higher out-of-pocket expenses for patients, and by employing utilization management controls, such as discouraging patients’ use of copay coupons and discount cards and imposing requirements for prior authorization before a prescription can be billed or prior clinical failure on another type of treatment before a new product can be prescribed. Payers may especially impose these obstacles to coverage for higher-priced drugs in order to limit the payer’s cost for treatment of the disease. Consequently, any future products may be subject to payer-driven restrictions, rendering patients responsible for a higher percentage of the total cost of drugs in the outpatient setting.

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

Employees and Human Capital Resources

As of March 1, 2026, we had 6 employees, 5 of which are full-time, including our Chief Executive Officer, Abizer Gaslightwala, our Executive Director, Head of Oncology, Satyajit Mitra, Ph.D., and 3 other individuals, 1 of whom are engaged in research and development. None of our employees are represented by labor unions or covered by collective bargaining agreements, and we consider our relationship with employees to be good. We also utilize the services of several independent consultants to support our research and development and general and administrative operations.

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

Our principal U.S. office is located at 401 East Jackson Street, Suite 3300, Tampa, FL 33602, and our telephone number is (929) 274-7510. Celsus Therapeutics, Inc. serves as our agent for service of process in the United States.

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

We do not expect to generate revenue or profitability that is necessary to finance our operations in the short term. We incurred net losses of $17.3 million and $19.8 million for the years ended December 31, 2025 and 2024, respectively. In addition, our accumulated deficit as of December 31, 2025 and 2024 was $264.5 million and $247.3 million, respectively. Losses have principally resulted from costs incurred for manufacturing, clinical trial and preclinical activities and general and administrative expenses. We have funded our operations primarily through public and private offerings of equity securities.

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

As of December 31, 2025, we had cash of approximately $5.2 million. We will require additional capital in order to develop and commercialize our current product candidates or any future product candidates that we may develop or acquire. There is no assurance that additional funds will be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available on a timely basis, we may be required to terminate or delay development for one or more of our product candidates, which raises substantial doubt about our ability to continue as a going concern.

We expect our expenses to increase in connection with our ongoing activities, particularly as we identify, continue the research and development of, initiate and carry out preclinical studies and clinical trials of, and seek marketing approval for product candidates. The amount and timing of any expenditure needed will depend on numerous factors, some of which are outside our control, including:

●	the costs of developing our current products and any future product candidates that we may develop, in-license or acquire;

●	the costs of obtaining, maintaining and enforcing our patents and other intellectual property rights;

●	the costs and timing of future clinical trials or the need for additional clinical trials in any indications or product candidates which we are pursuing or may choose to pursue in the future;

●	the costs and timing of initiating manufacturing for our product candidates, including commercial manufacturing if any product candidate is approved;

●	the terms and timing of establishing and maintaining collaborations, license agreements and other partnerships;

●	the costs and timing of enhanced internal controls over financial reporting;

●	the effect of competing technological and market developments; and

●	the costs associated with being a public company.

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

As of December 31, 2025, we had cumulative UK, U.S. federal, various U.S. state, and South Korea net operating loss carryforwards (“NOL”) to offset future taxable income of approximately $153.2 million, $47.2 million, $76.6 million, and $91.6 million, respectively. NOLs in certain jurisdictions do not expire, while NOLs in some jurisdictions are subject to expiration. A lack of future taxable income would adversely affect our ability to utilize these NOLs. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. We have already experienced ownership changes as defined under Section 382 of the Code. Depending on the timing of any future utilization of our NOLs, the amount that can be utilized each year may be limited as a result of such previous ownership changes. In addition, future changes in our stock ownership, including changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Code. Our NOLs may also be impaired under similar provisions of state law. We maintain a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) requires that we evaluate and determine the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. In connection with our year-end assessment as part of the preparation of this Form 10-K, we determined that, as of December 31, 2025, we did not maintain effective internal control over financial reporting due to material weaknesses identified relating to the lack of formalized information technology general controls, lack of formally designed and implemented “purchase to pay” controls, and lack of effective controls over business combination accounting, as more fully described in “Disclosure Controls and Procedures” in Item 9A of Part II of this Form 10-K . A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

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

We also may not have the financial resources to continue development of, or the ability to enter into collaborations or other strategic partnerships for, a product candidate if we experience any issues that delay or prevent regulatory approval of, or our ability to commercialize, product candidates, including:

●	negative or inconclusive results from our preclinical trials, leading to a decision to conduct additional preclinical studies or abandon a program;

●	negative or inconclusive results from clinical trials or the clinical trials of others for product candidates similar to ours, leading to a decision or requirement to conduct additional preclinical studies or clinical trials or abandon a program;

●	our clinical safety data in humans not matching the safety evaluation in relevant animal models;

●	our strategy of deploying payloads, including our PH-1 payload, as ADCs failing to mitigate known toxicities of those classes of small molecules delivered as systemic chemotherapies;

●	our clinical data failing to match preclinical data supporting antibody selectivity, linker stability, pharmacokinetics, anti-tumor efficacy, or any other key attributes;

●	product-related side effects experienced by participants in our clinical trials or by individuals using drugs or therapeutic antibodies similar to ours;

●	delays in submitting IND applications or comparable foreign applications, or delays or failure in obtaining the necessary approvals from regulators to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;

●	conditions imposed by the FDA, or other regulatory authorities regarding the scope or design of our clinical trials;

●	delays in clinical trials as a result of the limited number of patients with the diseases that some or all of our current or expected future product candidates target, patient enrollment taking longer than anticipated or patient withdrawal;

●	high drop-out rates or high failure rates of research subjects;

●	inadequate supply or quality of product candidate components or materials or other supplies necessary for the conduct of preclinical studies or clinical trials;

●	greater-than-anticipated clinical trial costs;

●	poor effectiveness of our product candidates during clinical trials;

●	unfavorable FDA or other regulatory agency inspection and review of a clinical trial or manufacture site;

●	failure of our third-party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;

●	delays and changes in regulatory requirements, policies and guidelines;

●	the FDA or other regulatory agencies interpreting our data differently than we do; or

●	adverse impacts caused by any future pandemics or geopolitical considerations which could heighten any of the foregoing risks.

Our inability to complete development of, or commercialize, our product candidates, or significant delays in doing so due to one or more of these factors, or other factors, could have a material and adverse effect on our business, financial condition, results of operations and prospects.

Preclinical and clinical drug development is a lengthy and expensive process, with uncertain timelines and outcomes. If preclinical studies or clinical trials of our product candidates are prolonged or delayed, we may be unable to obtain required regulatory approvals and therefore be unable to commercialize our product candidates or any of our future product candidates on a timely basis or at all.

Successful development of pharmaceutical products involves a lengthy and expensive process, is highly uncertain, and is dependent on numerous factors, many of which are beyond our control. Product candidates that appear promising in the early phases of development may fail to reach the market for several reasons, including:

●	clinical trial results may show the product candidates to be less effective than expected (for example, a clinical trial could fail to meet its primary or key secondary endpoint(s)) or have an unacceptable safety or tolerability profile;

●	failure to receive the necessary regulatory approvals or a delay in receiving such approvals, which, among other things, may be caused by patients who fail the trial screening process, slow enrollment in clinical trials, patients dropping out of trials, patients lost to follow-up, length of time to achieve trial endpoints, additional time requirements for data analysis or application preparation, discussions with the FDA, EMA or other comparable foreign regulatory authorities (including FDA, EMA or other comparable foreign regulatory authorities requesting additional preclinical or clinical data, such as long-term toxicology studies), or encountering unexpected safety or manufacturing issues;

●	preclinical study results may show the product candidate to be less effective than desired or to have harmful on-target or off-target side effects; or

●	the proprietary rights of others and their competing products and technologies that may prevent our product candidates from being commercialized.

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

In addition, if any of our product candidates receive marketing approval, we will be subject to significant regulatory obligations regarding the submission of safety and other post-marketing information and reports and registration, and will need to continue to comply (or ensure that our third-party providers comply) with current Good Manufacturing Practice (“cGMPs”) and Good Clinical Practice (“GCPs”) for any clinical trials that we conduct post-approval. In addition, there is always the risk that we, a regulatory authority or a third party might identify previously unknown problems with a product post-approval, such as AEs of unanticipated severity or frequency. Compliance with these requirements is costly, and any failure to comply or other issues with our product candidates’ post-approval could adversely affect our business, financial condition and results of operations.

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

Patient enrollment is affected by other factors, including:

●	design of the clinical trial protocol;

●	size and nature of the patient population;

●	eligibility criteria for the trial;

●	perceived risks and benefits of the product candidate under trial;

●	proximity and availability of clinical trial sites for prospective patients;

●	availability of competing therapies and clinical trials;

●	actual or threatened public health emergencies and outbreaks of disease;

●	clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating;

●	efforts to facilitate timely enrollment in clinical trials;

●	number of physicians that treat patients with these diseases;

●	ability to identify and enroll such patients with a stage of disease appropriate for our ongoing or future clinical trials;

●	the costs of finding and diagnosing patients;

●	patient referral practices of physicians; and

●	our ability to monitor patients adequately during and after treatment.

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs overseeing the conduct of such trials, by a Data Safety Monitoring Board for such trial or by the FDA, EMA, or other comparable foreign regulatory authorities. Such regulatory authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, EMA, or other comparable regulatory foreign authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for re-examination and approval, which may impact the costs, timing or successful completion of a clinical trial.

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

To date, we have not commenced or completed the evaluation of any of our current ADC candidates in human clinical trials. It is impossible to predict when or if any product candidates we may develop will ultimately prove safe in humans. As is the case with pharmaceuticals generally, it is likely that there may be side effects and AEs associated with our product candidates’ use. Often, it is not possible to determine whether or not the product candidate being studied caused these conditions. Regulatory authorities may draw different conclusions or require additional testing to confirm these determinations, if they occur. In addition, it is possible that as we test our product candidates in larger, longer and more extensive clinical trials with a broader group of patients, or as use of these product candidates becomes more widespread if they receive marketing approval, illnesses, injuries, discomforts and other AEs that were observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by participants. In some instances, certain side effects are only detectable after investigational product candidates are tested in large-scale, Phase 3 trials or after they are made available to patients on a commercial scale after approval. If additional clinical experience indicates that any of our current or future product candidates has serious or life-threatening side effects or other side effects that outweigh the potential therapeutic benefit, the development of the product candidate may fail or be delayed, or, if the product candidate has received marketing approval, such approval may be limited or revoked, which would harm our business, prospects, operating results and financial condition. If we elect, or are required, to delay, suspend or terminate any clinical trial of our product candidates, the commercial prospects of our product candidates may be harmed and our ability to generate revenue through their sale may be delayed or eliminated. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

In addition, if any of our product candidates receive marketing approval, the FDA could require us to include a boxed warning in our label or adopt a REMS to ensure that the benefits outweigh its risks, which may include, among other things, a medication guide outlining the risks of the drug for distribution to patients, a communication plan to health care practitioners, or other elements to assure safe use. Furthermore, if we or others identify undesirable side effects caused by our product candidates, several other potentially significant consequences could result, including:

●	regulatory authorities may suspend or withdraw approvals of any such product and require removal from the market;

●	regulatory authorities may require the addition of labeling statements, specific warnings, a contraindication or field alerts to physicians and pharmacies, specialty pharmacies and other pharmacy related distribution networks (for example, oncology therapies do have inherent risks and labeling considerations that in many instances require additional regulatory labeling requirements);

●	regulatory authorities may require a medication guide outlining the risks of such side effects for distribution to patients, or that we implement a risk evaluation and mitigation strategy (REMS) plan to ensure that the benefits of the product outweigh its risks;

●	we may be required to change the way a product is administered, including changes in dosing regimens, frequency of dose, or reduction in dosing and may require us to conduct additional clinical trials or change the labeling of a product;

●	we may be subject to limitations on how we may promote the product leading to the potential for sales of the product to decrease significantly;

●	third-party private or government payors may not offer, or may offer inadequate, reimbursement coverage for our product candidates, or reimbursement payments may be delayed or impossible to recover; and

●	we may be subject to litigation or product liability claims; and our reputation may suffer.

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

In addition, we or the FDA might delay or halt our clinical trials of a product candidate for various reasons, including:

●	the product candidate may have unforeseen adverse side effects;

●	the time required to determine whether the product candidate is effective may be longer than expected;

●	fatalities arising during a clinical trial due to medical problems that may not be related to clinical trial treatments;

●	the product candidate may not appear to be more effective than standard of care therapies;

●	insufficient statistical power due to significant patient dropout or crossover to other therapies;

●	insufficient patient enrollment in the clinical trials; or

●	we may not be able to produce sufficient quantities of the product candidate to complete the trials.

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

The UK is treated as a third country (for the purposes of data transfers). On June 28, 2021 and renewed on December 19, 2025, the EU Commission published two adequacy decisions in respect of transfers under EU GDPR and the Law Enforcement Directive stating that the UK provides adequate protection for personal data transferred from the EU to the UK under EU GDPR. The adequacy decision is expected to last until December 27, 2031 but may end earlier, for example if an EU data subject or EU data protection authority challenges the adequacy decisions. In such a case, the Court of Justice of the European Union would need to determine whether the UK provides essentially equivalent protection.

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

With respect to our existing and future product candidates, we may choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment or to serve as an alternative to our own sales force and distribution capabilities. If we do so, any future product revenue may be lower than if we directly marketed or sold any products that may be approved in the future. In addition, any revenue we receive will depend in whole or in part upon the efforts of these third parties, which may not be as diligent or successful as if we were to market and sell any products that may be approved in the future ourselves. If we are unable to enter into these arrangements on acceptable terms or at all, we may not be able to successfully commercialize our approved products. If we are not successful in commercializing any products that may be approved in the future, our future product revenue will suffer, and we may incur significant losses.

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

We have never commercialized a product, and even if any of our current or future product candidates are approved by the appropriate regulatory authorities for marketing and sale, they may not gain market acceptance among physicians, patients, third-party payors or others in the medical community. Market participants with significant influence over acceptance of new treatments, such as clinicians and third-party payors, may not be able to convince the medical community and third-party payors to accept and use, or to provide favorable reimbursement for, any product candidates developed by us or our existing or future collaborators. If our current or future product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of our current or future product candidates, if approved for commercial sale, will depend on a number of factors, including but not limited to:

●	the clinical indications and patient populations for which the product candidate is approved;

●	the safety, efficacy and potential advantages compared to alternative treatments and therapies;

●	the timing of market introduction of the product as well as competitive products;

●	effectiveness of sales and marketing efforts;

●	the strength of our relationships with patient communities;

●	the cost of treatment in relation to alternative treatments and therapies, including any similar generic treatments;

●	our ability to offer such product for sale at competitive prices;

●	the convenience and ease of administration compared to alternative treatments and therapies;

●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

●	the availability of third-party coverage and adequate reimbursement;

●	the willingness of patients to pay out-of-pocket in the absence of coverage and adequate reimbursement by third-party payors and government authorities;

●	the strength of marketing and distribution support;

●	the inclusion of any REMS program or other restrictions included by the regulators;

●	the prevalence and severity of any side effects; and

●	any restrictions on the use of the product together with other medications.

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

Even if we are able to commercialize any product candidate, the third-party payor coverage and reimbursement status of newly approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for our product candidates could limit our ability to market those products and decrease our ability to generate revenue.

The availability and adequacy of coverage and reimbursement by governmental healthcare programs such as Medicare and Medicaid, private health insurers and other third-party payors in the United States are essential for most patients to be able to afford treatments such as our products or product candidates, if approved. Our ability to achieve acceptable levels of coverage and reimbursement for drug treatments by governmental authorities, private health insurers and other organizations will have an effect on our ability to successfully commercialize our products and potentially attract additional collaboration partners to invest in the development of our product candidates. We cannot be sure that adequate coverage and reimbursement in the United States, the EU, Australia or elsewhere will be available for our products or any products that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future.

Third-party payors increasingly are challenging prices charged for pharmaceutical products, medical devices and services, and many third-party payors may refuse to provide coverage and reimbursement for particular drugs when an equivalent generic drug is available. It is possible that a third-party payor may consider our products or product candidates, if approved, and the generic or biosimilar parent drug as substitutable and only offer to reimburse patients for the generic drug. Even if we show improved efficacy or safety or improved convenience of administration with our products or product candidates, if approved, pricing of the existing parent drug may limit the amount we will be able to charge for such product. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our products or product candidates and may not be able to obtain a satisfactory financial return on products that we may develop.

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

Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe, Canada, and other countries has and will continue to put pressure on the pricing and usage of our products and product candidates, if approved, and on related parent drugs. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. Many countries, including the EU Member States, established complex and lengthy procedures to obtain price approvals, coverage and reimbursement. These procedures vary from country to country but are commonly initiated after grant of the related marketing authorization. More particularly, in the EU, potential reductions in prices and changes in reimbursement levels could be the result of different factors, including reference pricing systems. It could also result from the application of external reference pricing mechanisms, which consist of arbitrage between low-priced and high-priced countries. Reductions in the pricing of our medicinal products in one EU Member State could affect the price in other EU Member States and, thus, have a negative impact on our financial results. Other countries allow companies to fix their own prices for medical products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our products or product candidates. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits. As an example, many EU Member States review periodically their decisions concerning the pricing and reimbursement of medicinal products. The outcome of these reviews cannot be predicted and could have adverse effects on the pricing and reimbursement of our medicinal products in the EU Member States.

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

Our future growth may depend, in part, on our ability to develop and commercialize our product candidates in foreign markets. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from applicable regulatory authorities in foreign markets, and we may never receive such regulatory approvals for any of our product candidates. To obtain separate regulatory approval in many other countries we must comply with numerous and varying regulatory requirements regarding safety and efficacy and governing, among other things, clinical trials, manufacturing, commercial sales, pricing and distribution of our product candidates. If we obtain regulatory approval of our product candidates and ultimately commercialize our products in foreign markets, we would be subject to additional risks and uncertainties, including:

●	different regulatory requirements for approval of drugs in foreign countries;

●	reduced protection for intellectual property rights;

●	the existence of additional third-party patent rights of potential relevance to our business;

●	unexpected changes in tariffs, trade barriers and regulatory requirements;

●	economic weakness, including inflation, or political instability in particular foreign economies and markets;

●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;

●	foreign reimbursement, pricing and insurance regimes;

●	workforce uncertainty in countries where labor unrest is common;

●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;

●	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires; and

●	business interruptions resulting from pandemics or similar public health crises.

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

The degree of protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. For example:

●	others may be able to make compounds that are the same as or similar to our product candidates but that are not covered by the claims of the patents that we own or have exclusively licensed;

●	the patents of third parties may impair our ability to develop or commercialize our product candidates;

●	the patents of third parties may be extended beyond the expected patent term and thus may impair our ability to develop or commercialize our product candidates;

●	we or our licensors or any future strategic collaborators might not have been the first to conceive or reduce to practice the inventions covered by the issued patents or pending patent applications that we own or have exclusively licensed;

●	we or our licensors or any future strategic collaborators might not have been the first to file patent applications covering our inventions, our product candidates, or uses of the product candidates in the indications under our development or to be developed;

●	it is possible that the pending patent applications that we own or have exclusively licensed may not lead to issued patents;

●	issued patents that we own or have exclusively licensed may not provide us with any competitive advantage, or may be held invalid or unenforceable, as a result of legal challenges by our competitors;

●	issued patents that we own or have exclusively licensed may not provide coverage for all aspects of our product candidates in all countries, such as for uses of our product candidates in the indications under our development or to be developed;

●	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;

●	our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive product candidates for sale in our major commercial markets;

●	others performing manufacturing or testing for us using our product candidates or technologies could use the intellectual property of others without obtaining a proper license; or

●	our or our licensors’ inventions or technologies may be found to be not patentable; and we may not develop additional technologies that are patentable.

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

A third party may claim an ownership interest in one or more of our patents or other intellectual property. A third party could bring legal actions against us and seek monetary damages and/or enjoin clinical testing, manufacturing and marketing of the affected product or products. We cannot guarantee that a third-party will not assert a claim or an interest in any of such patents or intellectual property. If we become involved in any litigation, it could consume a substantial portion of our resources and cause a significant diversion of effort by our technical and management personnel. If any of these actions are successful, in addition to any potential liability for damages, we could be required to obtain a license to continue to manufacture or market the affected product, in which case we may be required to pay substantial royalties or grant cross-licenses to our patents. We cannot, however, assure you that any such license will be available on acceptable terms, if at all. Ultimately, we could be prevented from commercializing a product, or be forced to cease some aspect of our business operations as a result of claims of patent infringement or violation of other IP rights, Further, the outcome of IP litigation is subject to uncertainties that cannot be adequately quantified in advance, including the demeanor and credibility of witnesses and the identity of the adverse party. This is especially true in IP cases that may turn on the testimony of experts as to technical facts upon which experts may reasonably disagree. Ultimately, there is no guarantee that courts or patent offices in the U.S. and abroad will rule in our favor.

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

Our proprietary information may be lost or we may suffer security breaches. In the ordinary course of our business, we collect and store sensitive data, including intellectual property, clinical trial data, proprietary business information, personal data and personally identifiable information of our clinical trial subjects and employees, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures, our information technology and infrastructure and those of our Contract Research Organizations (“CROs”) or other contractors or consultants may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions. While the maintenance of HIPAA-compliance and deidentification of clinical trial personal data is the responsibility of our CROs, breach of planned and future trials at our CRO sites may result in costly lawsuits, stiff penalties from governmental agencies, and may also result in disbarment from operating within some socio-geographic regions, such as the UK and the EU, where personal data is considered paramount. Furthermore, the loss of clinical trial data from completed, ongoing, or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Although, to our knowledge, we have not experienced any such material security breach to date, any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost, or stolen. Any such access, disclosure, or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and significant regulatory penalties; disrupt our operations; damage our reputation; and cause a loss of confidence in us and our ability to conduct clinical trials, which could adversely affect our reputation and delay our clinical development of our product candidates. This could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions.

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

These CROs and other third parties are not our employees, and we are not able to control, other than by contract, the amount of resources, including time, which they devote to our clinical trials. If our CROs or other third parties fail to devote sufficient resources to the development of our product candidates, or if their performance is substandard, it may delay or compromise the prospects for approval and commercialization of our product candidates. In addition, the use of third-party service providers requires us to disclose our proprietary information to these parties, which could increase the risk that this information is misappropriated. If any of our relationships with our CROs or other third parties terminate, we may not be able to enter into arrangements with alternative CROs or other third parties or to do so on commercially reasonable terms. Switching or adding additional investigators or CROs involves additional cost and potential delays and requires our management’s time and focus. In addition, there is a natural transition period when a new independent investigator or CRO commences work. As a result, delays could occur, which could materially impact our ability to meet our desired clinical development timelines.

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

The process of establishing and maintaining collaborative relationships is difficult, time-consuming and involves significant uncertainty, including if a collaboration partner:

●	may shift its priorities and resources away from our product candidates due to a change in business strategies, or a merger, acquisition, sale or downsizing;

●	may seek to renegotiate or terminate their relationships with us due to unsatisfactory clinical results, manufacturing issues, a change in business strategy, a change of control or other reasons;

●	may cease development in therapeutic areas which are the subject of our strategic collaboration;

●	may not devote sufficient capital or resources towards our product candidates;

●	may change the success criteria for a drug candidate thereby delaying or ceasing development of such candidate;

●	experiences significant delays in initiating certain development activities, which will also delay payment of milestones tied to such activities, thereby impacting our ability to fund our own activities;

●	develops a product that competes, either directly or indirectly, with our drug candidate;

●	may not commit sufficient financial or human resources to the marketing, distribution or sale of our product;

●	may encounter regulatory, resource or quality issues and be unable to meet demand requirements;

●	may exercise a contractual right to terminate a strategic alliance;

●	has a dispute arise concerning the research, development or commercialization of a drug candidate resulting in a delay in milestones, royalty payments or termination of an alliance and possibly resulting in costly litigation or arbitration which may divert management attention and resources; and

●	may use our products or technology in such a way as to invite litigation from a third party.

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

In addition, we have not yet concluded a commercial supply contract with any commercial manufacturer. There is no assurance that we will be able to timely secure needed supply arrangements on satisfactory terms, or at all. Our failure to secure these arrangements as needed could have a material adverse effect on our ability to complete the development of our product candidates or to commercialize them. We may be unable to conclude agreements for commercial supply with third-party manufacturers or may be unable to do so on acceptable terms. There may be difficulties in scaling up to commercial quantities, and the costs of manufacturing could be prohibitive.

Even if we are able to establish and maintain arrangements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

●	reliance on third-parties for manufacturing process development, regulatory compliance and quality assurance, which may result in delays or inadequate supply of product;

●	limitations on supply availability resulting from capacity and scheduling constraints of third-parties;

●	limitation on supply availability due to difficulties in sourcing raw materials;

●	the possible breach of manufacturing agreements by third-parties because of factors beyond our control;

●	the possible termination or non-renewal of the manufacturing agreements by the third-party, at a time that is costly or inconvenient to us; and

●	delays associated with the lack of availability of staff at third-party manufacturers.

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

The FDA, MHRA EMA and other foreign regulatory authorities require manufacturers to register manufacturing facilities. The FDA and corresponding foreign regulators also inspect these facilities to confirm compliance with cGMPs. Contract manufacturers may face manufacturing or quality control problems causing drug substance production and shipment delays or a situation where the contractor may not be able to maintain compliance with the applicable cGMP requirements. While we provide oversight of manufacturing activities, we do not and will not control the execution of our manufacturing activities by, and are or will be essentially dependent on, our CDMOs for compliance with cGMP requirements for the manufacture of our product candidates. For more information, please see “Item 1 – Business – Manufacturing.” Any failure to comply with FDA, MHRA, EMA and comparable foreign regulatory requirements could adversely affect our clinical research activities and our ability to develop our product candidates and market our products.

Moreover, the manufacturing of therapeutic biologics products is highly complex. Problems may arise during manufacturing for a variety of reasons, including but not limited to:

●	equipment malfunction;

●	failure to follow specific protocols and procedures;

●	changes in product specification;

●	low quality or insufficient supply of raw materials;

●	delays in the construction of new facilities as a result of changes in manufacturing production sites and limits to manufacturing capacity due to regulatory requirements;

●	staffing shortages;

●	advances in manufacturing techniques;

●	physical limitations that could inhibit continuous supply; and

●	man-made or natural disasters and other environmental factors.

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

As of March 1, 2026, we had 6 employees, 5 of which are full-time. Our limited financial resources have led us to focus on the development of our ADC Platform and to manage and operate our business in a highly efficient manner.

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

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions around the world, including with respect to the March 2026 conflict in Iran involving the United States and Israel. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflicts could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, which has led to high inflation globally. We are continuing to monitor inflation and global capital markets and assess the potential impacts on our business.

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

Despite the implementation of security measures, our internal computer systems, and those of our CROs and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, cyber-attacks, natural disasters, fire, terrorism, war, and telecommunication and electrical failures. Cyber-attacks also may be further enhanced in frequency or effectiveness through threat actors’ use of artificial intelligence. If such an event were to occur and interrupt our operations, it could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from planned clinical trials could result in delays in our marketing authorization efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, loss of trade secrets or inappropriate disclosure of confidential or proprietary information, including protected health information or personal data of employees or former employees, access to our clinical data, or disruption of the manufacturing process, we could incur liability and the further development of our drug candidates could be delayed. We may also be vulnerable to cyber-attacks by hackers or other malfeasance. Especially since the merger, cyber-security needs have grown as the combined company has an office in the San Francisco Bay area, in addition to having employees operate out of UK, US East and West Coasts. This type of breach of our cybersecurity may compromise our confidential information and/or our financial information and adversely affect our business or result in legal proceedings. If security breaches result in the loss of clinical trial data or other confidential information, we may be the subject of legal proceedings and suffer financial and reputational damage. Further, these cybersecurity breaches may inflict reputational harm upon us that may result in decreased market value and erode public trust.

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

In addition, inflation raises our costs for commodities, labor, materials and services and other costs required to grow and operate our business, and failure to secure these on reasonable terms may adversely impact our financial condition. Additionally, inflation, geopolitical developments and global supply chain disruptions, have caused, and may in the future cause, global economic uncertainty and uncertainty about the interest rate environment, which may make it more difficult, costly or dilutive for us to secure additional financing. A failure to adequately respond to these risks could have a material adverse impact on our financial condition, results of operations or cash flows.

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

If we are deemed or become a passive foreign investment company for U.S. federal income tax purposes in 2025 or in any prior or subsequent years, there may be negative tax consequences for U.S. taxpayers that are holders of our ADSs.

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

We may have been a PFIC for 2025, but we have not performed a detailed analysis to determine PFIC status for 2025. Because the PFIC determination is highly fact sensitive, there can be no assurance that we were not a PFIC for 2025 and there can be no assurance that we will not be a PFIC for 2026 or for any other taxable year. If we were to be characterized as a PFIC for U.S. federal income tax purposes in any taxable year during which a U.S. shareholder owns our ADSs, and such U.S. shareholder does not make an election to treat us as a “qualified electing fund” (“QEF”) or make a “mark-to-market” election, then “excess distributions” to such U.S. shareholder, and any gain realized on the sale or other disposition of our ADSs will be subject to special rules. Under these rules: (i) the excess distribution or gain would be allocated ratably over the U.S. shareholder’s holding period for ADSs; (ii) the amount allocated to the current taxable year and any period prior to the first day of the first taxable year in which we were a PFIC would be taxed as ordinary income; and (iii) the amount allocated to each of the other taxable years would be subject to tax at the highest rate of tax in effect for the applicable class of taxpayer for that year, and an interest charge for the deemed deferral benefit would be imposed with respect to the resulting tax attributable to each such other taxable year. In addition, if the U.S. Internal Revenue Service (“IRS”) determines that we are a PFIC for a year with respect to which we have determined that we were not a PFIC, it may be too late for a U.S. shareholder to make a timely QEF or mark-to-market election. U.S. shareholders who hold our ADSs during a period when we are a PFIC will be generally subject to the foregoing rules, even if we cease to be a PFIC in subsequent years, subject to certain exceptions, including for U.S. shareholders who made a timely QEF or mark-to-market election. A U.S. shareholder can make a QEF election by completing the relevant portions of and filing IRS Form 8621 in accordance with the instructions thereto. A QEF election generally may not be revoked without the consent of the IRS. If an investor provides reasonable notice to us that it has determined to make a QEF election, we intend to provide annual financial information to such investor as may be reasonably required for purposes of filing United States federal income tax returns in connection with such QEF election.

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

The market price of our ADSs may experience substantial volatility as a result of a number of factors. The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be so in the future. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our ADSs:

●	sales or potential sales of substantial amounts of our ordinary shares or ADSs;

●	delay or failure in initiating, enrolling, or completing clinical trials or unsatisfactory results of these trials or events reported in any of our current or future clinical trials;

●	announcements about us or about our competitors, including clinical trial results, marketing authorizations or new product introductions;

●	a serious AE in a clinical trial and/or a long-term safety issue;

●	developments concerning our licensors or product manufacturers;

●	litigation and other developments relating to our patents or other proprietary rights or those of our competitors;

●	conditions in the pharmaceutical or biotechnology industries;

●	variations in our anticipated or actual operating results;

●	governmental regulation and legislation, actual or anticipated;

●	change in securities analysts’ estimates of our performance, or our failure to meet analysts’ expectations;

●	whether, to what extent and under what conditions the FDA, MHRA or EMA will permit us to continue developing our product candidates, if at all, and if development is continued, any reports of safety issues or other AEs observed in any potential future studies of these product candidates;

●	adverse publicity;

●	our ability to enter into new collaborative arrangements with respect to our product candidates;

●	the terms and timing of any future collaborative, licensing or other arrangements that we may establish;

●	our ability to raise additional capital to carry through with our clinical development plans and current and future operations and the terms of any related financing arrangements;

●	the timing of achievement of, or failure to achieve, our and any potential future collaborators’ clinical, regulatory and other milestones, such as the commencement of clinical development, the completion of a clinical trial or the receipt of marketing authorization;

●	announcement of FDA, MHRA or European Commission approval or non-approval of our product candidates or delays in or AEs during the FDA, MHRA or EMA review process;

●	actions taken by regulatory agencies with respect to our product candidates or products, our clinical trials or our future sales and marketing activities, including regulatory actions requiring or leading to restrictions, limitations and/or warnings in the label of an approved product candidate;

●	uncontemplated problems in the supply of the raw materials used to produce our product candidates;

●	the commercial success of any product approved by the FDA, MHRA, European Commission or any other foreign counterpart;

●	introductions or announcements of technological innovations or new products by us, our potential future collaborators, or our competitors, and the timing of these introductions or announcements;

●	market conditions for equity investments in general, or the biotechnology or pharmaceutical industries in particular;

●	we may have limited or very low trading volume that may increase the volatility of the market price of our ADSs;

●	regulatory developments in the United States and foreign countries;

●	changes in the structure or reimbursement policies of health care payment systems;

●	any intellectual property infringement lawsuit involving us;

●	actual or anticipated fluctuations in our results of operations;

●	changes in financial estimates or recommendations by securities analysts;

●	hedging activity that may develop regarding our ADSs;

●	regional or worldwide recession;

●	sales of our ordinary shares or ADSs by our executive officers, directors and significant shareholders;

●	managerial costs and expenses;

●	changes in accounting principles or practices;

●	the loss of any of our key scientific or management personnel; and

●	natural disasters and political and economic instability, including wars, terrorism, political unrest, results of certain elections and votes, emergence of a pandemic, or other widespread health emergencies (or concerns over the possibility of such an emergency, including for example, a resurgence of COVID-19), boycotts, adoption or expansion of government trade restrictions, and other business restrictions.

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

As of March 1, 2026, our directors and executive officers, together with their affiliates and related persons, beneficially own, in the aggregate, approximately 37.3% of our outstanding ordinary shares. Our Chairman, Hoyoung Huh, MD, PhD, our director Dr. Samir Patel, and our director Dr. Ray Prudo, each beneficially own approximately 18.2%, 10.2% and 8.9% of our outstanding ordinary shares, respectively. Accordingly, these shareholders, if acting together, or Dr. Huh, Dr. Patel or Dr. Prudo, each individually, may have the ability to impact the outcome of matters submitted to our shareholders for approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, these persons may have the ability to influence the management and affairs of our Company. Accordingly, this concentration of ownership may harm the market price of our ADSs by:

●	delaying, deferring, or preventing a change in control;

●	entrenching our management and/or the board of directors;

●	impeding a merger, consolidation, takeover, or other business combination involving us; or

●	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

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

We have in the past received notices from The Nasdaq Stock Market relating to a failure to comply with the minimum $2,500,000 stockholders’ equity requirement for continued listing set forth in Listing Rule 5550(b) (the “Stockholders’ Equity Requirement”). Most recently, on November 24, 2025, we received a written notice from the Nasdaq Listing Qualifications, or the Notification Letter, notifying us that we were not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market. The Notification Letter provides that we have 180 calendar days, or until May 25, 2026, to regain compliance with Nasdaq Listing Rule 5550(a)(2). To regain compliance, the bid price of the ADSs must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. In the event we do not regain compliance by May 25, 2026, we may then be eligible for additional 180 days if we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period. If we do not qualify for the second compliance period or fail to regain compliance during the second compliance period, then Nasdaq will notify the Company of its determination to delist our ADSs, at which point the Company will have an opportunity to appeal the delisting determination to a Hearings Panel. In addition, if the closing bid price of our ADSs is $0.10 or less for ten consecutive business days, then Nasdaq will suspend trading. There can be no assurance that we will continue to meet the minimum bid price requirements, or any other Nasdaq requirements, in the future.

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

The UK City Code on Takeovers and Mergers (“Takeover Code”), applies, among other things, to an offer for a public company whose registered office is in the United Kingdom and whose securities are not admitted to trading on a regulated market in the United Kingdom if we are considered by the Panel on Takeovers and Mergers (the “Takeover Panel”), to have its place of central management and control in the United Kingdom. This is known as the “residency test.” The test for central management and control under the Takeover Code is different from that used by the UK tax authorities. Under the Takeover Code, the Takeover Panel will determine whether we have our place of central management and control in the United Kingdom by looking at various factors, including the structure of our board of directors, the functions of the directors and where they are resident. As of the date of this report, our place of central management and control is not, and is not expected to be, in the UK (or the Channel Islands or the Isle of Man) for the purposes of the jurisdictional criteria of the Takeover Code. Accordingly, we are not currently subject to the Takeover Code and, as a result, our shareholders are not currently entitled to benefit from certain takeover offer protections provided under the Takeover Code, including the rules regarding mandatory takeover bids (a summary of which is set out below). In the event that this changes, or if the interpretation and application of the Takeover Code by the Takeover Panel, changes (including changes to the way in which the Takeover Panel assesses the application of the Takeover Code to English companies whose shares are listed outside of the UK), the Takeover Code may apply to us in the future.

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

Item 2. Properties.

We currently lease office space for both our U.S. headquarters and U.S laboratory space on a short-term basis. The lease for our U.S. headquarters office space, located in Tampa, FL, expires September 2026 and may be renewed on a month-to-month basis thereafter. We also lease laboratory space, located in San Francisco, CA, which expires in September 2026 and is cancellable anytime with 60 days’ notice. We are not party to any material lease agreements. We believe that our current facilities are adequate to meet our needs and that suitable additional alternative spaces will be available in the future on commercially reasonable terms, if required.

Item 3. Legal Proceedings.

From time to time, we may become involved in litigation relating to claims arising out of operations in the normal course of business, which we consider routine and incidental to our business.

Refer to Note 10 of the Notes to our consolidated financial statements included elsewhere in this Form 10-K (such consolidated financial statements, the “consolidated financial statements”) related to commitments and contingencies, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our ordinary shares, $0.000000005 par value per share, in the form of ADSs, currently trade on the Nasdaq Capital Market under the symbol “AKTX”.

ADS Ratio Changes

Currently, each ADS represents 2,000 ordinary shares, par value $0.000000005. The following summarizes historical changes to the ratio of ADSs to ordinary shares:

●	Effective January 3, 2014, we changed the ratio of our ADSs to ordinary shares from one ADS representing two ordinary shares to a new ratio of one ADS representing ten ordinary shares.

●	Effective September 17, 2015, we changed the ratio of our ADSs to ordinary shares from one ADS representing ten ordinary shares to a new ratio of one ADS representing one hundred ordinary shares.

●	Effective August 17, 2023, we changed the ratio of our ADSs to ordinary shares from one ADS representing 100 ordinary shares to a new ratio of one ADS representing 2,000 ordinary shares.

On March 17, 2026, we announced a change of the ratio of our ADSs to ordinary shares to a new ratio of one ADS representing 80,000 ordinary shares (the “2026 ADS Ratio Change”). The 2026 ADS Ratio Change is expected to be effective on or after March 31, 2026.

Holders of Record

As of March 1, 2026, we had approximately 406 shareholders of record registered on our books, excluding shares held through banks and brokers. Of the approximate 406 shareholders, 93 hold our ordinary shares through ADSs.

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

March 2025 Private Placement

On March 2, 2025, we entered into a securities purchase agreement (the “March 2025 Purchase Agreement”) for a private placement (the “March 2025 Offering”), pursuant to which we issued an aggregate of (i) 4,987,626 ADSs, (ii) 1,650,000 pre-funded warrants (iii) 8,340,435 Series A Warrants and (iv) 6,637,626 Series B Warrants. The initial closing took place on March 6, 2025, and the final closing took place on April 25, 2025.

The net proceeds from the March 2025 Offering, after deducting placement agent fees and other offering expenses payable by us, were approximately $5.6 million.

August 2025 Note Offering

On August 7, 2025, we entered into Note Purchase Agreements with certain investors, including the Company’s directors (the “Note Investors”), in a private placement offering (the “Note Offering”). Pursuant to these agreements, the Note Investors agreed to purchase, and we agreed to issue unsecured promissory notes with a 20% original issuance discount (each a “Note” and together, the “Notes”). In connection with the Note Offering, we agreed to extend the expiration date of Series A Warrants by 48 months from their original date of expiration through Warrant Amendment Agreements.

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

As part of the first tranche, Dr. Hoyoung Huh, the Company’s Chairman, purchased a Note with a principal amount of $1,250,000 for a purchase price of $1,000,000. The purchase price was satisfied through a cash payment of $162,567 and the cancellation of $837,433 in outstanding principal and accrued interest under a senior secured promissory note previously issued to him by our wholly owned subsidiary, Peak Bio Inc., in January 2024 (the “Peak Bio Note”). On August 7, 2025, we entered into a Loan Cancellation and Exchange Agreement, whereby the Peak Bio Note was cancelled and extinguished to partially satisfy the purchase price of the Note purchased by Dr. Huh.

We agreed to pay a 5% advisory fee in cash on the total gross cash proceeds of approximately $1.5 million to the placement agent in connection with the Notes issued and sold on the Closing Dates.

In December 2025, approximately $4 million principal amount of the Notes were exchanged for (i) pre-funded warrants to purchase up to an aggregate of 9,502,703 ADSs and (ii) note exchange warrants to purchase up to an aggregate of 9,502,703 ADSs.

October 2025 Offering

On October 14, 2025, we entered into a securities purchase agreement with certain institutional investors, or the October 2025 Offering, pursuant to which we sold an aggregate of (i) 3,125,000 ADSs, (ii) 3,125,000 Series E Warrants to purchase up to 3,125,000 ADS and (iii) 3,125,000 Series F Warrants to purchase up to 3,125,000 ADS. The initial closing took place on October 16, 2025. In connection with the October 2025 Offering, we agreed to issue to Ladenburg Thalmann & Co. Inc., as the placement agent for the October 2025 Offering, warrants to purchase up to 125,000 ADSs at an exercise price of $1.00 per ADS and a term expiring on October 14, 2030.

The aggregate gross proceeds from the October 2025 Offering were approximately $2.5 million, excluding any proceeds from any future exercises of the Series E Warrants and Series F Warrants.

December 2025 Offering

On December 16, 2025, we entered into a securities purchase agreement with certain institutional investors providing for the issuance and sale, in a registered direct offering (the “Registered Direct Offering”), of 10,043,774 ADSs. The ADSs have been offered and sold together with Series G Warrants to purchase up to an aggregate of 10,043,774 ADSs, which were issued in a concurrent private placement. The combined purchase price per ADS and accompanying Series G Warrant sold in the Registered Direct Offering is $0.3883.

In a concurrent private placement, pursuant to a securities purchase agreement dated as of December 16, 2025, the Company agreed to issue to certain directors and officers of the Company (i) unregistered Pre-Funded Warrants to purchase an aggregate of 2,563,713 ADSs at an exercise price per ADS of $0.00001, and (ii) accompanying Series G Warrants to purchase an aggregate of 2,563,713 ADSs, at a combined purchase price of $0.4041 per Pre-Funded Warrant and Series G Warrant.

The aggregate gross proceeds from the December 2025 Offering were approximately $5 million, excluding any proceeds from any future exercises of the Series G Warrants.

December 2025 Note Exchange

On December 16, 2025, we entered into privately negotiated note cancellation and exchange agreements with the holders of existing unsecured promissory notes with a 20% original issue discount issued in August and September 2025, each expiring twelve months after the date of issuance (the “2026 Notes”), to exchange approximately $4 million principal amount of the 2026 Notes for (i) Pre-Funded Warrants to purchase up to an aggregate of 9,502,703 ADSs, at a price of $0.4041 per Note Exchange Pre-Funded Warrant and (ii) unregistered Note Exchange Warrants to purchase up to an aggregate of 9,502,703 ADSs. The transaction closed on December 17, 2025.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fiscal year ended December 31, 2025.

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

Overview

We are an oncology company developing next generation ADCs designed around novel payload biology. Our platform is anchored by PH1, a spliceosome modulating payload that in preclinical settings has demonstrated cytotoxic activity and robust activation of the immune system to attack cancer. Our business is focused on advancing our lead program, AKTX-101, through IND enabling activities and clinical readiness while maintaining the ability to expand the PH1 based ADC pipeline, as capital and priorities permit. We also have a second program, including AKTX-102, a CEACAM5 directed ADC, program, that is earlier in development.

ADCs are a class of cancer therapies that combine the precision targeting of antibodies with payload toxins that attack cancer cells. To date, innovation in the field of ADC therapies has focused primarily on the development of novel antibodies linked to existing classes of payload toxins. For example, there is a range of approved ADCs with antibodies that target the Her2, Trop-2, CD19, CD22, CD30, Nectin-4, Tissue Factor, and FR alpha antibodies. But there is a surprising lack of diversity in the payload toxins to which those antibodies are linked, as all of these marketed products, and more than 90% of ADCs in late-stage clinical development of which we are aware, utilize payloads from just two standard classes: (1) microtubule inhibitors or (2) DNA-damaging agents such as topoisomerase I inhibitors.

Our ADC Platform enables us to generate a range of ADC product candidates that pair our novel payloads with biologically validated antibody targets prevalent in cancer tumors. We believe that our focus on the development of ADCs that utilize our novel payloads may allow us to develop ADCs with potential benefits that include:

●	more effective cancer-killing properties, or cytotoxicity;

●	robust activation of the immune system to drive greater and more enduring efficacy in treating cancer sustained duration of response of tumor regression or elimination;

●	ability to be used in combination with checkpoint inhibitors to potentially deliver synergistic efficacy results (more than additive) to drive potential longer-term cancer remissions;

●	reduced tumor resistance leading to super outcomes; and

●	improved safety and tolerability relative to ADCs that are currently available.

Our lead product candidate is AKTX-101, a preclinical stage Trop-2-targeting ADC that combines PH1 with a Trop-2 targeting antibody. Trop-2 is an antigen that is expressed in a number of highly incident solid tumors, including lung, breast, bladder, head and neck, gastric, pancreatic, colon, prostate, and others. We aim to establish AKTX-101 as a best-in-class Trop-2-targeting ADC for the treatment of a variety of solid tumors.

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

Recent Developments

During 2025 and through the date of this Annual Report on Form 10-K, we invested key scientific, operational, leadership, and capital resources to support the continued development of our ADC platform and the advancement of our lead program, AKTX-101. The developments summarized below include scientific disclosures and conference presentations related to our PH1 payload and its proposed immuno-oncology mechanism, progress toward IND-enabling activities for AKTX-101 including announced IND-enabling initiatives, intellectual property filings related to PH1’s immuno-oncology mechanism and product combination strategies, leadership updates, and multiple financing activities.

AKTX-101 IND-Enabling Plan and Activities

Our near-term operational strategy remains focused on advancing AKTX-101 into IND-enabling activities and clinical readiness while maintaining the ability to expand our PH1-based ADC pipeline as capital and priorities permit. AKTX-101 is a preclinical Trop2–targeting ADC that combines PH1 with a proprietary non-cleavable linker and antibody construct. We are prioritizing the program’s path to Phase 1 clinical trials through the coordinated execution of GMP product supply and non-clinical data package workstreams that support IND/Phase 1enabling activities.

We rely on third-party CDMOs for development, scale-up, and GMP production of materials used in our research and development activities. In December 2025, we announced the initiation of GMP manufacturing activities for AKTX-101 and selected WuXi Biologics/XDC as our partner for this GMP product supply and related IND-enabling work. This milestone supports our timeline for our Phase 1 first-in-human study described in our public communications while we maintain an efficient, high-quality, and reliable virtual manufacturing model for clinical-grade supply. In December 2025 we publicly described that based on our anticipated for GMP product supply and IND-enabling activities and planning, we are projected to advance AKTX-101 into clinical trials by the first quarter of 2027.

Scientific Disclosures – 2025 SITC Annual Meeting

On November 10, 2025, we issued a press release announcing our abstract highlighting the novel immune mechanism-of-action data for our novel ADC payload, which was presented at the 2025 Society for Immunotherapy of Cancer Annual Meeting. The presentation outlines our investigation of multiple mechanisms behind preclinical colon tumor regressions induced by a Trastuzumab-PH1 ADC as a single agent or in combination with an anti-PD-1 therapy. The results observed with both the single agent Trastuzumab-PH1 ADC and the combination therapy with an anti-PD-1 agent support the possibility of creating an ADC/checkpoint inhibitor therapy paradigm that goes beyond regimens using ADCs with traditional payloads.

Intellectual Property – Expanding Protection Around PH1, Immune Activation, and Combination Strategies

We believe patents and other proprietary rights are an essential element of our business. Our success depends in part on our ability to obtain and maintain proprietary protection for our product candidates, technology, and know-how, to operate without infringing the proprietary rights of others, and to prevent others from infringing our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions, and improvements that are important to the development of our business, and defending our patent applications and patents if they are subjected to challenge by third parties.

As of January 1, 2026, our payload platform and ADC pipeline consisted of two Patent Cooperation Treaty (“PCT”) families and three provisional patents filed at the European Patent Office and/or the United States Patent and Trademark Office. The PH1 payload program was developed inhouse, and this patent family has been granted in the United States, China, Israel, India, Mexico, and Brazil, with actions pending in Europe, Japan, New Zealand, Canada and Australia. The composition of matter claims describing novel Thailanstatin payloads and linkers have IP coverage through September 2038.

A PCT patent application filed in 2024 includes claims describing next-generation Thailanstatin diastereomer payloads, novel Trop-2 antibodies and Trop-2 ADCs protecting different aspects of pipeline candidate AKTX-101, while also covering aspects of use or application of AKTX-101 to different cancer settings. This patent also describes a large-scale chemosynthetic process for payload synthesis amenable to manufacturing. This patent family is pending in 12 jurisdictions, and the anticipated expiry of this patent family is April 2043.

In 2025, we filed three additional provisional patent applications at the USPTO intended to broaden our protection around PH1’s mechanism and potential clinical positioning. These provisional filings include claims supporting: (i) targeting of specific oncogenic drivers using spliceosome modulators to reverse aspects of cancer progression, including angiogenesis, hormone dependency, and oncogene dependency; (ii) use of spliceosome modulators as immunogenic payloads inducing neoepitopes and related immune effects, covering elements of the immunomodulatory mechanism of PH1 ADCs and the expected therapeutic benefit through host immune activation; and (iii) use of spliceosome modulators in synergy with checkpoint inhibitors to improve anti-tumor efficacy or induce immune effectors neither single agent can achieve on its own.

Separately, in October 2025, we announced the filing of two new U.S. provisional patent applications. As described publicly, one filing includes claims protecting PH1 and its spliceosome modulatory mechanism of action with an expected therapeutic benefit through immune activation, and a second filing includes claims covering combination therapy of PH1 pipeline ADCs with immuno-oncology drugs, including combinations showing synergy with immune checkpoint inhibitors in preclinical models

Leadership Updates

Appointment of New President and Chief Executive Officer. On March 14, 2025, we entered into an Executive Offer of Employment Agreement (as amended by a subsequent Chief Executive Officer Letter Agreement dated March 18, 2025) with Mr. Abizer Gaslightwala pursuant to which Mr. Gaslightwala began serving as our President and Chief Executive Officer in April 2025.

Appointment of Interim Chief Financial Officer. On October 22, 2025, we entered into a consulting agreement with Mr. Kameel Farag and KDF Ventures LLC, as amended on October 31, 2025 (the “Consulting Agreement”), pursuant to which Mr. Farag will serve as our Interim Chief Financial Officer, effective on October 22, 2025. Mr. Farag succeeds our prior Chief Financial Officer, Torsten Hombeck, whose departure was previously reported. The Consulting Agreement provides for monthly cash fees and RSU awards, and provides for a term end date of February 16, 2026, extendable on a month-to-month basis at the Company’s discretion.

Financing and Liquidity Initiatives

We completed multiple financing and liquidity initiatives during 2025 and into early 2026. The summaries below provide high level context only; for additional detail see “Financial Condition, Liquidity and Capital Resources” below.

●	December 2025 equity related transactions (registered direct offering, concurrent private placement, and note exchange). On December 16, 2025, we entered into a series of concurrent equity related transactions that, taken together, totalled approximately $8.7 million in combined gross cash proceeds and liability reduction, comprised of approximately $4.9 million in gross cash proceeds from a registered direct offering and a concurrent private placement and approximately $3.8 million of non-cash reduction of outstanding note principal achieved through privately negotiated exchanges of certain notes into equity and warrants.

●	October 2025 financing. On October 16, 2025, we closed a registered direct offering with certain institutional investors that generated $2.5 million in aggregate gross proceeds (excluding any proceeds from future exercises of warrants).

●	White Lion equity line of credit (“ELOC”). On August 29, 2025, we entered into an ordinary share purchase agreement and registration rights agreement with White Lion Capital, LLC providing the right (but not the obligation) to require White Lion to purchase, from time to time, up to $25,000,000 of newly issued ordinary shares (which may be exchanged for ADSs), subject to specified limitations and conditions.

●	August 2025 financing. In August 2025, we entered into note purchase agreements in a private placement offering pursuant to which investors agreed to purchase, and the Company agreed to issue unsecured promissory notes with a 20% original issue discount, and in connection with the issuance the Company also agreed to extend the expiration date of Series A warrants held by certain note investors.

ADS Ratio Change

On March 17, 2026, we announced the 2026 ADS Ratio Change, which will change the ratio of our ADSs to ordinary shares to a new ratio of one ADS representing 80,000 ordinary shares. The 2026 ADS Ratio Change is expected to be effective on or after March 31, 2026.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

Overview

During the year ended December 31, 2025, our loss from operations totalled $17.3 million, a 20% decrease, compared to a loss from operations of $21.6 million for the year ended December 31, 2024. The decrease in our loss from operations from the prior year was primarily attributable to the merger-related expenses and restructuring and other expenses we incurred in connection with the Merger in 2024 as discussed in further detail below. General and administrative expenses and an impairment loss comprise the majority of our total operating expenses for the year ended December 31, 2025, as shown in the table below:

	Year Ended
	December 31,
($ in thousands)	2025	2024	$ Change	%
Operating expenses:
Research and development	$2,815	$6,983	$(4,168)	-60%
General and administrative	9,280	9,664	(384)	-4%
Impairment loss on other intangible assets	5,180	—	5,180	100%
Merger-related expenses	—	3,273	(3,273)	-100%
Restructuring and other expenses	—	1,723	(1,723)	-100%
Total operating expenses	17,275	21,643	(4,368)	-20%
Loss from operations	$(17,275)	$(21,643)	$(4,368)	-20%

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

During the year ended December 31, 2025, total research and development expenses decreased by approximately $4.2 million, or 60%, compared to the year ended December 31, 2024. The following sets forth research and development expenses for the years ended December 31, 2025 and 2024 by category:

	Year Ended
	December 31,
($ in thousands)	2025	2024	$ Change	%
ADC preclinical development	$1,285	$47	$1,238	100%
HSCT-TMA clinical development (AK901)	79	1,896	(1,817)	-96%
Chemistry, manufacturing and control	216	3,497	(3,281)	-94%
Other external development expenses	160	837	(677)	-81%
Personnel costs	1,626	1,988	(362)	-18%
Tax credits	(551)	(1,282)	731	-57%
Total research and development expenses	$2,815	$6,983	$(4,168)	-60%

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

HSCT-TMA clinical development (AK901)

These expenses include external expenses that we have incurred in connection with the development of nomacopan for the treatment of pediatric HSCT-TMA and primarily consist of payments to CROs and other vendors. Less than $0.1 million in expenses incurred during the year ended December 31, 2025, as compared to the year ended December 31, 2024, is primarily due to our decision to suspend the AK901 clinical program and find a collaborative partner for our nomacopan program in 2024.

Chemistry, manufacturing and control

These expenses include external expenses incurred related to the development and manufacturing of nomacopan for use in clinical trials and preclinical development of PAS-nomacopan. In general, such expenses primarily consist of payments to contract manufacturing organizations and other vendors for manufacturing of drug substance (including raw materials), drug product, supplies, and validation, quality assurance and other manufacturing development activities. The $3.3 million decrease in expenses incurred during the year ended December 31, 2025, as compared to the year ended December 31, 2024, is primarily due our decision to suspend the AK901 clinical program and pre-clinical PAS-nomacopan program and instead seek an external partner for further development.

Other external development expenses

These expenses include external expenses, such as payments to contract vendors, that may be related to preclinical development activities, discontinued programs and unallocated expenses. The $0.7 million, or 81%, decrease in expenses incurred during the year ended December 31, 2025, as compared to the year ended December 31, 2024, is primarily related to cessation of costs incurred related to preclinical studies and other development work investigating PAS-nomacopan for the treatment of GA.

Personnel costs

These expenses include compensation and related costs associated with employees, independent consultants and staffing firms. The $0.4 million decrease in expenses incurred during the year ended December 31, 2025, as compared to the year ended December 31, 2024, is primarily due to a reduction in workforce initiated in May 2024 (discussed in further detail below) along with lower costs incurred for consultants.

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

General and administrative expenses

Total general and administrative costs during the year ended December 31, 2025 was $9.3 million, of which $2.5 million was non-cash stock-based compensation, whereas during the year ended December 31, 2024, general and administrative costs was $9.7 million, of which $1.4 million was non-cash stock-based compensation.

The $0.4 million decrease in expenses incurred during the year ended December 31, 2025, as compared to the year ended December 31, 2024, was primarily due to decreases in (i) personnel and consulting costs of approximately $1.1 million resulting from reorganization of the team and resources, (ii) director and officer insurance premiums of approximately $0.7 million, and (iii) rent of approximately $0.2 million. These decreases were offset by increases in stock-based compensation of $1.1 million and regulatory and legal fees of approximately $0.5 million.

Impairment loss

During the year ended December 31, 2025, we recognized an impairment loss on the in-process R&D related to PHP 303 which was acquired in connection with the Merger. The impairment loss was triggered due to reprioritization of resources to our ADC platform, no further development plans and inability to find a collaborative partner to date.

Merger-related expenses

Merger-related expenses consist of direct expenses incurred in connection with the completed Merger and are comprised primarily of legal and professional fees. No such expenses were incurred during the year ended December 31, 2025.

Restructuring and other expenses

Restructuring and other expenses consist primarily of severance and related benefit costs related to workforce reductions incurred in connection with the reduction in force (“RIF”), which we implemented in May 2024. Restructuring and other expenses includes $0.3 million of non-cash stock-based compensation expense. No restructuring expenses were incurred during the year ended December 31, 2025.

Interest income

During each of the years ended December 31, 2025 and 2024, interest income was less than $0.1 million. Amounts may fluctuate from period to period due to changes in average cash balances and prevailing interest rates.

Interest expense

Interest expense primarily consists of amortization of debt issuance costs on the August 2025 Notes and interest expense on the May 2024 Notes, the financing of director and officer insurance premiums and the notes assumed in the Merger, which include the April 2023 Convertible Notes, the November 2023 Note, the September 2024 Note, the 2021 Notes and the January 2024 Note. Refer to Note 6 and Note 9 of our consolidated financial statements included in this Form 10-K.

Interest expense may fluctuate from period to period due to changes in average interest-bearing loans and related interest rates.

Gain on settlement of current liabilities

During the year ended December 31, 2025, we recognized a gain on settlement of current liabilities of approximately $3.0 million, of which $2.9 million relates to settlements with former vendors for outstanding accounts payables and $0.1 million relates to a gain on debt extinguishment related to a promissory note issued by Peak Bio in November 2023 and assumed by the Company in November of 2024 in the principal amount of $0.4 million, bearing interest at 6% per annum with a maturity date of December 31, 2024.

No such gain was recognized during the year ended December 31, 2024.

Loss on debt extinguishment

During the year ended December 31, 2025, we recognized a non-cash loss on extinguishment of debt of $3.2 million, of which $0.4 million was related to the issuance of the August 2025 Note to third party investors, $0.5 million was related to the cancellation and exchange of Dr. Huh’s January 2024 Note for his August 2025 Note, $2.2 million was related to the cancellation and exchange of all outstanding August 2025 Notes for Pre-funded Warrants and Note Exchange Warrants, in the December 2025 Note Exchange, and less than $0.1 million was related to the modification of the April 2023 Convertible Notes pursuant to the April 2023 Convertible Notes and Warrants Amendment (as defined and described in Note 7 of our consolidated financial statements included in this Form 10-K).

No such loss was recognized during the year ended December 31, 2024.

Loss on derivative liability

During the year ended December 31, 2025, we recognized a non-cash expense of $0.2 million in relation to the embedded derivative in the White Lion ELOC.

No such loss was recognized during the year ended December 31, 2024.

Change in fair value of warrant liabilities

Change in fair value of warrant liabilities represents non-cash warrant revaluation gains or losses related to the remeasurement of our liability-classified instruments, namely our September 2022 Warrants and the warrants we assumed on November 14, 2024 in connection with our acquisition of Peak Bio (the “Peak Bio Warrants”), which are more fully described in Note 3 of our consolidated financial statements included in this Form 10-K. Due to the nature of and inputs in the model used to assess the fair value of our outstanding September 2022 Warrants and Peak Bio Warrants, it is not unusual to experience significant fluctuations during each remeasurement period. These fluctuations may be due to a variety of factors, including changes in our stock price and changes in estimated stock price volatility over the remaining life of the warrants.

During the years ended December 31, 2025 and 2024, we recorded a change in the fair value of warrant liabilities, representing a non-cash warrant revaluation gain of approximately $0.8 million and $2.1 million, respectively. Change in the fair value of the warrant liabilities and resulting warrant revaluation gain for the years ended December 31, 2025 and 2024 were driven primarily by the decrease in our stock price and decreases in the expected term and expected volatility assumptions during the reporting period.

Foreign currency exchange gain, net

During the year ended December 31, 2025, we recorded a net foreign currency exchange loss of approximately $0.4 million, as compared to a net foreign currency gain of less than $0.1 million during the year ended December 31, 2024. Exchange gains and losses can fluctuate significantly from period to period due to changes in exchange rates, as well as the volume and timing of expenditures and related payments denominated in foreign currencies.

Other expense, net

During each of the years ended December 31, 2025 and 2024, we recorded a net other expense of less than $0.1 million. Such expenses are not material to our results of operations.

Net Loss Applicable to Common Shareholders

As a result of the factors discussed above, our net loss applicable to common shareholders for the years ended December 31, 2025 and 2024 was $17.3 million and $19.8 million, respectively.

Financial Condition, Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have incurred substantial losses, and we have primarily funded our operations with proceeds from the sale of equity securities, including ordinary shares, warrants and pre-funded warrants, and convertible notes. At December 31, 2025, we had $5.2 million in cash and an accumulated deficit of $264.5 million. To date, we have not generated any revenue.

We have devoted substantially all of our efforts to research and development, including clinical trials, and we have not commercialized any products. Our research and development activities, together with our general and administrative expenses, are expected to continue to result in substantial operating losses for the foreseeable future. These losses, among other things, have had and will continue to have an adverse effect on our shareholders’ equity, total assets and working capital. Due to the numerous risks and uncertainties associated with developing drug candidates and, if approved, commercial products, we are unable to predict the extent of any future losses, whether or when any of our drug candidates will become commercially available or when we will become profitable, if at all. Our future capital requirements will depend on many factors, including:

●	the progress and costs of our preclinical studies, clinical trials and other discovery, research and development activities;

●	the costs associated with the integration activities related to the Merger;

●	the scope, prioritization and number of our clinical trials and other research and development programs;

●	the amount of revenues and contributions we receive under future licensing, development and commercialization arrangements with respect to our product candidates;

●	the costs of the development and expansion of our operational infrastructure;

●	the costs and timing of obtaining regulatory approval for our product candidates;

●	the costs of filing, prosecuting, enforcing and defending patent claims and other intellectual property rights;

●	the costs and timing of securing manufacturing arrangements for clinical or commercial production;

●	the costs of contracting with third parties to provide sales and marketing capabilities for us;

●	the magnitude of our general and administrative expenses; and

●	any cost that we may incur under future in- and out-licensing arrangements relating to and current or future product candidates.

Other than under the ELOC Purchase Agreement, the use of which is subject to the effectiveness of the registration statement we filed with the SEC pursuant to the White Lion RRA, we currently do not have any commitments for future external funding. We will need to raise additional funds, and we may decide to raise additional funds even before we need such funds if the conditions for raising capital available and/or favorable. Until we can generate significant recurring revenues, we expect to satisfy our future cash needs through debt or equity financings, credit facilities or by out-licensing arrangements of our product candidates. The sale of equity or convertible debt securities may result in dilution to our existing shareholders. The incurrence of indebtedness would result in increased fixed obligations and could also subject us to covenants that restrict our operations. We cannot be certain that additional funding, whether through grants, financings, credit facilities or out-licensing arrangements, will be available to us on acceptable terms, if at all. If sufficient funds are not available, we may be required to delay, reduce the scope of or eliminate research or development plans for, or commercialization efforts with respect to, one or more applications of our product candidates, or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain potential products that we might otherwise seek to develop or commercialize independently.

December 2025 Financing

On December 16, 2025, we entered into a securities purchase agreement with certain institutional investors providing for the issuance and sale, in a Registered Direct Offering, of 10,043,774 ADSs. The ADSs have been offered and sold together with Series G Warrants to purchase up to an aggregate of 10,043,774 ADSs, which were issued in a concurrent private placement. The combined purchase price per ADS and accompanying Series G Warrant sold in the Registered Direct Offering is $0.3883.

In a Private Placement, and together with the Registered Direct Offering, the December 2025 Offerings pursuant to a securities purchase agreement dated as of December 16, 2025, we agreed to issue to certain directors and officers of the Company (i) Pre-Funded Warrants to purchase an aggregate of 2,563,713 ADSs at an exercise price per ADS of $0.00001, and (ii) accompanying Series G Warrants to purchase an aggregate of 2,563,713 ADSs, at a combined purchase price of $0.4041 per Pre-Funded Warrant and Series G Warrant.

The aggregate gross proceeds from the Offerings were approximately $5 million, excluding any proceeds from any future exercises of the Warrants. The Registered Direct Offering closed on December 17, 2025 and January 20, 2026 and the Private Placement closed on December 23, 2025.

The Series G Warrants issued in the December 2025 Offerings have an exercise price of $0.3883 per ADS, subject to customary adjustments as set forth therein, are exercisable as of the effective date of Shareholder Approval, which was obtained on March 2, 2026, and will expire five years thereafter. The Pre-Funded Warrants have an exercise price of $0.00001 per ADS, are exercisable following the Shareholder Approval and will not expire until fully exercised.

The placement agent, Ladenburg Thalmann & Co. Inc., or the Placement Agent, received a cash commission of 8.0% of the gross proceeds from the sale of the securities in the December 2025 Offerings, a management fee equal to 0.5% of the gross proceeds from the sale of the securities in the December 2025 Offerings and a non-accountable expense allowance of up to $75,000. The Placement Agent and its designees also received warrants to purchase up to 504,300 ADSs, representing 4.0% of the aggregate number of ADSs and Pre-Funded Warrants sold in the Offerings, on substantially the same terms as the Series G Warrants, except the Placement Agent Warrants have an exercise price of $0.4853875 per ADS and have a 5-year term from the commencement of sales of the December 2025 Offerings.

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

As of December 31, 2025, the Company had no outstanding purchase notices issued to White Lion.

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

On December 16, 2025, we entered into privately negotiated note cancellation and exchange agreement, or the Exchange Agreement, with the holders of August 2025 Note, to exchange all the outstanding principal amount of the August 2025 Notes for (i) Pre-Funded Warrants to purchase up to an aggregate of 9,502,703 ADSs, at a price of $0.3883 per Pre-Funded Warrant for investors and a price of $0.4041 per Pre-Funded Warrant for insiders, and (ii) Note Exchange Warrants to purchase up to an aggregate of 9,502,703 ADSs. The Exchange closed on December 17, 2025.

The Pre-Funded Warrants issued in connection with the Exchange have the same terms as the Pre-Funded Warrants issued in the Private Placement. The Note Exchange Warrants are exercisable commencing upon the Shareholder Approval for a term of five years thereafter and have an exercise price of $0.3883 and $0.4041 per ADS for investors and insiders, respectively.

Funding Requirements

As of the date of this report, we expect our existing cash, will be sufficient to fund our operations into April 2026.  While we have additional funding activities in progress to fund our operations, we will need to raise additional capital to continue to fund our operations and service our obligations in the future. If we are unable to raise additional capital when needed, we will not be able to continue as a going concern. We do not currently have any products approved for sale and do not generate any revenue from product sales. We are currently seeking and expect to continue to seek additional funding through financings of equity and/or debt securities. We may also engage in strategic research and development collaborations, pre-clinical and clinical funding arrangements, the sale or license of technology assets, and/or other strategic alternatives.

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

If we are unable to raise additional capital when required or on acceptable terms, we may be required to:

●	significantly delay, scale back, or discontinue the development or commercialization of our product candidates;

●	seek strategic alliances for research and development programs at an earlier stage than otherwise would be desirable or that we otherwise would have sought to develop independently, or on terms that are less favorable than might otherwise be available in the future;

●	dispose of technology assets, including current product candidates, or relinquish or license on unfavorable terms, our rights to technologies or any of our product candidates that we otherwise would seek to develop or commercialize ourselves;

●	pursue the sale of our company to a third party at a price that may result in a loss on investment for our shareholders; or

●	file for bankruptcy or cease operations altogether.

Any of these events could have a material adverse effect on our business, operating results, and prospects.

We believe the key factors which will affect our ability to obtain funding are:

●	the receptivity of the capital markets to financings by biotechnology companies generally and companies with drug candidates and technologies similar to ours specifically;

●	the receptivity of the capital markets to any in-licensing, product acquisition or other transaction we may enter into or attempt to enter into;

●	our ability to successfully realize anticipated benefits of the Merger;

●	the results of our pre-clinical and clinical development activities in our drug candidates we develop on the timelines anticipated;

●	competitive and potentially competitive products and technologies and investors’ receptivity to our drug candidates we develop and the technology underlying them in light of competitive products and technologies; and

●	the cost, timing, and outcome of regulatory reviews.

In addition, increases in expenses or delays in clinical development may adversely impact our cash position and require additional funds or cost reductions.

Based on our recurring losses from operations incurred since inception, our expectation of continuing operating losses for the foreseeable future, negative operating cash flows for the foreseeable future, and the need to raise additional capital to finance its future operations, we have concluded that there is substantial doubt regarding our ability to continue as a going concern within one year after the date that our consolidated financial statements, included elsewhere in this Form 10-K are issued. Because of these uncertainties, the accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As such, the accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded assets and liabilities that might be necessary if we are unable to continue as a going concern.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended
	December 31,
(In thousands)	2025	2024
Net cash (used in) provided by:
Net cash used in operating activities	$(10,568)	$(12,552)
Net cash provided by investing activities	—	382
Net cash provided by financing activities	13,171	10,988
Effect of exchange rates on cash	1	(4)
Net increase (decrease) in cash	$2,604	$(1,186)

Operating Activities. The net cash used in operating activities for the periods presented consists primarily of our net loss adjusted for non-cash charges and changes in components of working capital. The decrease in cash used in operating activities during the year ended December 31, 2025, as compared to the year ended December 31, 2024, was primarily due to a decrease in research and development costs, restructuring costs related to the program reprioritization, and a decrease in merger-related costs incurred in connection with the Peak Bio acquisition.

Investment Activities. The net cash provided by investing activities during the year ended December 31, 2024, is solely related to the Merger. There were no investing activities during the year ended December 31, 2025.

Financing Activities. Net cash provided by financing activities primarily consisted of the following:

●	For the year ended December 31, 2025, an aggregate of $14.2 million in net proceeds received from the issuance of debt and equity securities, including (i) $5.6 million in net proceeds from the March 2025 Private Placement, (ii) $2.0 million in net proceeds from the issuance of the October 2025 Registered Direct Offering, (iii) $3.1 million in net proceeds from the issuance of the December 2025 Registered Direct Offering, (iv) $1.0 million in net proceeds from the December 2025 Private Placement, (v) $2.1 million in net proceeds from the August 2025 Notes, and (vi) $0.3 million received in advance for pre-funded warrants issued in the March 2025 Private Placement, partially offset by repayment of $0.6 million of payments related to our promissory notes and $0.5 million of payments for our insurance premium financing; and

●	For the year ended December 31, 2024, an aggregate of $11.8 million in net proceeds received from the issuance of debt and equity securities, including (i) $1.7 million in net proceeds from the March 2024 Private Placement, (ii) $1.0 million in net proceeds from the issuance of the May 2024 Convertible Notes, (iii) $7.0 million in net proceeds from the May 2024 Private Placement, and (iv) $2.8 million in net proceeds from the November 2024 Private Placement, partially offset by repayment of $0.75 million towards the May 2024 Convertible Notes and $1.1 million in payments related to our short-term insurance premium financing arrangement.

Material Cash Requirements

Insurance Financing Obligations

In January 2026, we entered into a short-term financing arrangement with a third-party vendor to finance insurance premiums. The aggregate amount financed under this agreement was $0.5 million which is scheduled to be paid in monthly installments through October 2026.

Debt Obligations

We have outstanding convertible notes and notes payable with third parties assumed from the acquisition of Peak Bio Inc. as more fully described in Note 7, to our consolidated financial statements appearing elsewhere in this Form 10-K. As of December 31, 2025, these obligations are expected to result in principal payments of approximately $0.8 million.

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

Critical Accounting Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. In doing so, we must make estimates and assumptions that affect our reported amounts of assets, liabilities and expenses, as well as related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates and judgments, including, but not limited to, those related to (i) fair value of warrants classified as liabilities, (ii) accounting for the acquisition of Peak Bio Inc., (iii) the valuation of intangible assets, and (iv) valuation of intangible assets and goodwill. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Fair value of warrants classified as liabilities

Warrants classified as liabilities must be recorded at fair value under ASC 820, with changes in fair value recognized in earnings each period. We utilize a Black-Scholes model to value our outstanding September 2022 Warrants and the Peak Bio Warrants, at each reporting period, with changes in fair value recognized in the consolidated statements of operations and comprehensive loss. The estimated fair value of warrant liabilities is determined using Level 3 inputs. Inherent in an options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. We estimate the expected volatility of our stock price based on historical volatility of our ADSs, considering the expected remaining life of the September 2022 Warrants and the Peak Bio Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the valuation date for a maturity similar to the expected remaining life of the September 2022 Warrants and the Peak Bio Warrants. The expected life of the September 2022 Warrants and the Peak Bio Warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on our historical rate, which we anticipate to remain at zero. Due to the nature of and inputs in the model used to assess the fair value of the warrants, it is not unusual to experience significant fluctuations during each remeasurement period.

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

We assumed Peak Bio’s outstanding stock option awards and granted options to purchase 1,618,081 ADSs as replacement awards for the Peak Bio Adjusted Options. We determined the Peak Bio Adjusted Options were not probable of vesting prior to the consummation of the Merger Agreement. For this reason, the fair value of the replacement awards was not included as consideration transferred in the business combination. Instead, the entire fair value of the adjusted options will be recognized as compensation cost in the post-combination period. The estimated fair value of the Adjusted Options of $1.8 million at the acquisition closing date was calculated using the Black Scholes Option Pricing Model. The valuation assumptions used in the Black Scholes Option Pricing Model include our stock price on the date of closing of $2.23, volatility ranging from 84.1% to 86.4%, an expected dividend yield of 0.0%, an expected term ranging from 0.20 years to 5.32 years, and a risk-free interest rate ranging from 4.3% to 4.6%.

We recognized in-process research and development (“IPR&D”) in connection with the acquisition. The fair value of the acquired IPR&D was determined based upon the income approach using a multi period excess earnings model which included a forecast of the expected cash flows, as discussed in more detail under “Valuation of Intangible Assets.”

Valuation of Intangible Assets

In a business combination, the fair value of acquired IPR&D is capitalized and accounted for as indefinite-lived intangible assets and are not amortized until the underlying project receives regulatory approval, at which point the intangible assets will be accounted for as definite-lived intangible assets. The intangible assets are assessed for impairment annually as outlined below. R&D costs incurred after the acquisition are expensed as incurred.

The estimated fair values of identifiable intangible assets were determined using the multi-period excess earnings method, which is a valuation methodology that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. The projected discounted cash flow models used to estimate the fair value of assets of our IPR&D reflect significant assumptions and are estimates a market participant would make in order to evaluate a drug development asset.

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

Impairment Assessment of Goodwill and Other Intangible Assets

As noted above, we recognized goodwill and other intangible assets comprised of in-process research and development, or IPR&D, in connection with our acquisition of Peak Bio.

We follow the provisions of ASC 350, Intangibles – Goodwill and Other in accounting for goodwill and other indefinite-lived intangible assets. Goodwill and indefinite-lived intangible assets are tested for impairment annually on December 31, or more frequently if certain indicators are present.

Goodwill is tested for impairment at the reporting unit level. We manage our operations as a single operating segment for the purposes of assessing performance, making operating decisions and allocating resources, resulting in a single reportable segment, or reporting unit. If goodwill and another asset from the same reporting unit are tested for impairment simultaneously, the other asset shall be tested for impairment before goodwill.

We have the option to first assess qualitative factors to determine whether the fair value of our IPR&D asset or reporting unit is more likely than not less than its carrying value. In our qualitative assessment, we considered relevant facts and circumstances for our reporting unit, including (i) overall financial performance, including recent fundraising activities (ii) industry and market conditions in which the Company operates, (iii) changes in key inputs and assumptions used to rationalize the carrying value, (iv) changes in management or strategy, (v) macroeconomic conditions, and (vi) changes in the fair market value of the Company’s ADSs, market capitalization and relevant comparable control premiums.

If the Company concludes that it is more likely than not that the fair value of the asset or the reporting unit is less than its carrying value, or if the Company elects to bypass the qualitative assessment, a quantitative impairment test is performed. The quantitative test compares the fair value of the asset or reporting unit with its carrying amount. If the carrying amount of the asset or a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to the excess. For goodwill, an impairment loss is limited to the total amount of goodwill allocated to that reporting unit.

The quantitative assessment of fair value for impairment purposes requires significant judgement by management. The estimated fair values of identifiable intangible assets were determined using the multi-period excess earnings method, which is a valuation methodology that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. The projected discounted cash flow models used to estimate the fair value of our PHP-303 and ADC IPR&D assets reflect significant assumptions, including the following:

●	Probability of clinical trial success and obtaining regulatory approval;

●	Forecasted gross revenues including up-front and milestone revenues and royalty revenue from product sales; and

●	A discount rate that reflects a market participant’s view of the assets and specific risk inherent in the underlying assets.

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

As at September 30, 2025, the Company completed a qualitative assessment and determined that changes in our allocation of resources triggered a quantitative assessment of our PHP 303 IPR&D asset. Based on the results of our quantitative analysis, we recorded an impairment charge of $5.18 million related to this asset due to reprioritization of resources to our ADC platform, no further development plans and inability to find a collaborative partner to date for this program.

As at December 31, 2025, we performed our annual impairment test of our AKTX 101 IPR&D asset and goodwill. Based on the results of our quantitative assessment, we concluded that that the respective fair values of our AKTX 101 IPR&D asset and reporting unit are more than their respective carrying values.

If actual results are not consistent with our estimates and/or other assumptions change, and we continue to experience a decline in market price of our ADSs, it is reasonably possible that the estimates made in the financial statements have been, or will be, materially and adversely impacted in the near term, and if so, we may be subject to changes in valuations and exposed to future impairment charges that could materially and adversely impact our financial position and results of operations.

Recent Accounting Pronouncements

Refer to Note 2, Basis of Presentation and Summary of Significant Accounting Policies, of the Notes to our Consolidated Financial Statements included in Item 15(a) of this Annual Report on Form 10-K for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and results of operations.

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

Our functional currency is the U.S. dollar, and our activities are predominantly executed using both the U.S. dollar, Euro and British Pound. We have done a limited number of financings, and we are not subject to significant operational exposures due to fluctuations in these currencies. We have not entered into any agreements, or purchased any instruments, to hedge any possible currency risks at this time.

Interest Rate Sensitivity

We currently have short-term promissory notes and our short-term insurance premium financing arrangement we entered into in January 2026, as more fully described above. This does not require us to consider entering into any agreements or purchasing any instruments to hedge against possible interest rate risks at this time. Our interest-earning investments are short-term. Thus, any reductions in future income or carrying values due to future interest rate declines are believed to be immaterial.

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

There have been no retrospective changes to our consolidated statements of operations for any of the quarters within the two years ended December 31, 2025.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

We are responsible for maintaining disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures are controls and other procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act and the material weaknesses previously identified and further discussed below, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective at the reasonable level of assurance as of December 31, 2025.

a)	Management’s Annual Report on Internal Control over Financial Reporting

Our management, with the participation of our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management previously identified and disclosed material weaknesses in our internal control over financial reporting with respect to (i) improper access and a lack of review over user access and user provisioning as it relates to our information technology environment and general controls over information systems that support the financial reporting process and (ii) improper access and a lack of review over user access and user provisioning as it relates to our purchase to pay process.

Lack of Formalized Controls over Information Technology General Controls (QuickBooks)

During the fourth quarter of fiscal year 2025, we began the following remediation efforts:

●	Management identified a system administrator who manages change management to enforce appropriate segregation of duties and change management controls over the Company’s information technologies used in financial reporting

●	Management conducted a user access review and updated permissions to ensure appropriate segregation of duties

●	Performed independent review over the completeness and accuracy of information within the system

Lack of Formalized Designed and Implemented Internal Controls (Purchase to Pay)

During the fourth quarter of fiscal year 2025, we began the following remediation efforts:

●	Management identified a system administrator who manages change management to enforce appropriate segregation of duties used in our purchase to pay process

●	Management conducted a user access review and updated permissions to ensure appropriate segregation of duties between recording purchases, approvals and issuances of payments

Although we have begun the implementation of these remediation efforts, these material weaknesses will not be considered fully remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Any actions we have taken or may take to remediate these deficiencies are subject to continued management review supported by testing, as well as oversight by the Audit Committee of our board of directors.

We cannot assure you that the measures we have taken to date, and are continuing to implement, will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses. If the steps we take do not correct the material weaknesses in a timely manner, we will be unable to conclude that we maintain effective internal control over financial reporting. Accordingly, there could continue to be a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Remediation of Material Weaknesses

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2024, our management concluded that there were material weaknesses in our internal control over financial reporting related to complex and unusual transactions.

In response to the identified material weakness at December 31, 2024, our management, with oversight from our Audit Committee, made the following changes in its financial reporting processes:

●	enhancing the Company’s technical accounting resources through the engagement of qualified personnel and external subject matter experts with experience in complex financial instrument accounting

●	establishing additional layers of review and approval for transactions involving complex financial instruments; and

●	improving internal documentation and control evidence supporting management’s accounting conclusions.

Management tested the design and operating effectiveness of these newly implemented controls over a sufficient period. Based on the results of this testing, management concluded that the remediation measures have been effectively implemented and that the previously identified material weakness related to complex and unusual transactions has been remediated as of December 31, 2025.

b)	Attestation Report of the Registered Public Accounting Firm

Not Applicable.

c)	Changes in Internal Control over Financial Reporting

Other than the remediation efforts to address the material weaknesses described above, there have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Set forth below is information about each member of our board of directors, including (a) the year in which each director first became a director, (b) their age as of March 1, 2026, (c) their positions and offices with us, (d) their principal occupations and business experience during at least the past five years and (e) the names of other public companies for which they currently serve, or have served within the past five years, as a director. We have also included information about each director’s specific experience, qualifications, attributes, or skills that led our board of directors to conclude that such individual should serve as one of our directors. We also believe that all of our directors have a reputation for integrity, honesty and adherence to high ethical standards. They each have demonstrated business acumen and an ability to exercise sound judgment, as well as a commitment of service to our Company and our board of directors.

The following table identifies our directors and their ages as of March 1, 2026:

			Committee Memberships (1)
Name	Age	Relationship	Audit	Comp	N&CG	Class – Election Year
Hoyoung Huh, M.D.	56	Chair of the Board			X	Class A Director - 2026
Ray Prudo, M.D.	81	Director			X	Class C Director - 2027
Samir R. Patel, M.D.	56	Director				Class A Director - 2026
Robert Bazemore	58	Director	X	X	C	Class A Director - 2026
James Neal	70	Director	X	C		Class A Director - 2026
Sandip I. Patel	59	Director	C	X		Class A Director - 2026
Abizer Gaslightwala	52	Director				Class A Director - 2026

(1) “C” indicates Chair of applicable committee.

Hoyoung Huh, MD, PhD, has served as Chairman of our board of directors since November 2024, following our merger with Peak Bio, Inc. Dr. Huh is the founder of Peak Bio Inc. (f/k/a pH Pharma) and has held positions of Chief Executive Officer and Board Chairman since founding pH Pharma in 2015. Dr. Huh is a Silicon Valley-based entrepreneur and investor in healthcare and technology-based businesses and has served as Lead Director of Pliant Therapeutics since December 2017. Dr. Huh has been involved in the formation and management of multiple biotechnology and innovation-based companies, including holding board positions. He previously served as the Chairman of the board of directors of Geron Corporation from September 2011 to December 2018 and CytomX Therapeutics, Inc. from February 2012 to December 2018 and served as a member of the board of directors of Rezolute, Inc. (f/k/a AntriaBio, Inc.) from 2013 to January 2019. He holds an A.B. in Biochemistry from Dartmouth College, an M.D. from Cornell University Medical College and a Ph.D. in Cell Biology and Genetics from Cornell University Sloan Kettering Institute.

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

Samir R. Patel, M.D., has served as a member of our board of directors since November 2023 and previously served as Interim President and Chief Executive Officer from May 1, 2024 through April 20, 2025. Dr. Patel is founder and, since April 2017, principal of PranaBio Investments, LLC, a firm providing consulting, strategic advisory, and investment services for small cap biotechnology companies. He is also a consultant to GE Global Research, Inc., GE’s innovation engine that is creating novel products and solutions across several sectors including biomanufacturing and biotechnology, since May 2019. Dr. Patel has more than 20 years of experience in life sciences including co-founding SPEC Pharma, LLC, a company that develops and manufactures injectables used in rheumatology, obstetric, orthopedic, and veterinary applications. He holds multiple patents, has been an author on several publications and has been an investigator in numerous clinical research studies. Dr. Patel received his medical degree from the Medical College of Ohio (now University of Toledo) in Toledo, Ohio, and completed his internal medicine internship and residency, as well as rheumatology fellowship, at University of New Mexico School of Medicine Affiliated Hospitals.

Abizer Gaslightwala has served as a member of our board of directors since December 2024 and as President and Chief Executive Officer since April 21, 2025. Mr. Gaslightwala is a well-established leader in the biotechnology and pharmaceutical industry. He has a successful track record spanning over 25 years in the development and commercialization of novel medicines across a range of companies and therapeutic areas. Mr. Gaslightwala serves as the Senior Vice President and Franchise Head for Oncology at Jazz Pharmaceuticals, where he manages a portfolio of products spanning both solid and hematological malignancies. Mr. Gaslightwala has led and driven growth in several leadership roles at Amgen, Pfizer, and Johnson & Johnson. His experience spans business unit leadership, brand marketing, sales leadership, commercial pipeline planning, advanced analytics and insights, and business development. Mr. Gaslightwala also helped lead R&D strategic planning within the autoimmune/inflammation portfolio at Johnson & Johnson, as well as lead commercial planning for Remicade® and several novel pipeline molecules focused on rheumatoid arthritis, inflammatory bowel disease, psoriasis, and atopic dermatitis. Additionally, Mr. Gaslightwala advised several life science companies through his time at the Boston Consulting Group. Mr. Gaslightwala holds a BS in Chemical Engineering from Cornell University, and an MBA from the Sloan School of Management, and a MS in Chemical Engineering from the Massachusetts Institute of Technology.

Information about our Executive Officers

Our executive officers, their respective ages (as of March 1, 2026), positions, background and qualifications are described below. Our executive officers serve until they resign, or the board terminates their position.

Name	Age	Position
Abizer Gaslightwala.(1)	52	President and Chief Executive Officer
Kameel Farag	48	Interim Chief Financial Officer

(1) Mr. Gaslightwala is a member of our board of directors. See “Information about our Directors” above for more information about Mr. Gaslightwala.

Kameel Farag, has served as our Interim Chief Financial Officer since October 22, 2025. Mr. Farag has more than 20 years of financial and operational leadership in biopharma, global commercialization experience, and a proven track record scaling companies from preclinical to clinical milestones. He concurrently serves as a director of Biovie Inc. and a member of their audit committee. Prior to joining the Company, he was Chief Financial Officer, Treasurer, and Head of Compliance at Aspen Neuroscience, Inc. from 2021 to 2025 where he oversaw tripling the company’s headcount, secured over $150 million in financing, built manufacturing infrastructure and prepared the company for clinical data and a potential future public offering. Prior to that, he served as Senior Vice President, Finance at Ionis Pharmaceuticals from 2018 to 2021. In addition, Mr. Farag spent over 16 years at Amgen Inc. in a variety of finance and operational roles including Chief Financial Officer of Amgen’s Intercontinental Region from 2013 to 2018 and as its Head of International FP&A and Interim International Chief Financial Officer from 2009 to 2013. Mr. Farag holds a BA from the University of California, Santa Barbara.

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

Insider Trading Policy, Pledging and Hedging of Company Stock

Certain transactions in our securities (such as purchases and sales of publicly traded put and call options, and short sales) could create a heightened compliance risk or the appearance of misalignment between management and shareholders. In addition, securities held in a margin account or pledged as collateral may be sold without consent if the owner fails to meet a margin call or defaults on the loan, thus creating the risk that a sale may occur at a time when an officer or director is aware of material, non-public information or otherwise is not permitted to trade in Company securities. We believe it is improper and inappropriate for Company personnel to engage in short-term or speculative transactions involving the Company’s securities and therefore the Company’s insider trading policy states that our personnel and any related persons not engage in specific types of activities, including but not limited to, short sales, the placement of any standing or limit orders on the Company’s securities, use of the Company’s securities to secure a margin or other loan, transactions in straddles, collars or other similar risk reduction or hedging devices, and transactions in publicly-traded options relating to the Company’s securities, except, in each case, under limited circumstances and with prior approval of our policy administrator.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our directors, executive officers, and greater than 10% stockholders file reports with the SEC relating to their initial beneficial ownership of our securities and any subsequent changes. These reports are commonly referred to as Form 3, Form 4 and Form 5 reports. They must also provide us with copies of the reports.

Based solely on a review of the copies of such forms in our possession, and on written representations from the reporting persons, we believe that all of these reporting persons complied with their filing requirements for the fiscal year ended December 31, 2025, except with respect to except with respect to the following inadvertent late filings: (i) the filing of one Form 4 for Abizer Gaslightwala, our President and Chief Executive Officer, on August 29, 2025 with respect to an equity grant which occurred on August 21, 2025 and (ii) the filing of a Form 4 for James Neal on March 16, 2026, with respect to a transaction which occurred on December 16, 2025.

Item 11. Executive Compensation.

In accordance with Item 402(l) of Regulation S-K, we have elected to avail itself of the scaled disclosure requirements available to smaller reporting companies.

This section discusses the material components of our executive compensation program for our named executive officers (“NEOs”) for the fiscal year ended December 31, 2025:

●	Abizer Gaslightwala, President and Chief Executive Officer

●	Kameel Farag, Interim Chief Financial Officer

●	Samir Patel, Former President and Chief Executive Officer

●	Torsten Hombeck, Former Chief Financial Officer

Summary Compensation Table

The following table sets forth information concerning the compensation of our NEOs during the years ended December 31, 2025 and 2024:

Name and Principal Position	Year	Salary ($)	Bonus ($)(5)	Stock Awards ($)(6)	Option Awards ($)(7)		All Other Compensation ($)(8)	Total ($)
Abizer Gaslightwala(1)	2025	331,061	–	–	1,332,542		–	1,663,603
President and Chief Executive Officer	2024	–	–	–	–		–	–

Kameel Farag(2)	2025	43,826	25,000	48,609	–		–	117,435
Interim Chief Financial Officer	2024	–	–	–	–		–	–

Samir R. Patel(3)	2025	–	–	–	324,985		–	324,985
Former President and Chief Executive Officer	2024	–	–	127,497	308,270		–	435,767

Torsten Hombeck(4)	2025	234,091	–	–	363,421	(9)	24,443	621,955
Former Interim Chief Financial Officer	2024	12,500	–	–	–		–	12,500

(1)	Mr. Gaslightwala served as our Chief Financial Officer, effective April 14, 2025.
(2)	Mr. Farag served as our Interim Chief Financial Officer, effective October 22, 2025.
(3)	Dr. Patel served as our Chief Executive Officer and President from December 16, 2024 through April 20, 2025, having previously served as Interim Chief Executive Officer and President effective May 1, 2024.
(4)	Dr. Hombeck served as our Chief Financial Officer from December 16, 2024 through October 10, 2025.
(5)	Amounts in respect of annual performance bonuses for the performance period ended December 31, 2025 are not calculable through the latest practicable date, since the compensation committee has not yet determined such bonuses. These bonuses are expected to be determined during the first quarter of 2026.
(6)	Represents the aggregate grant date fair value of time-based restricted stock units (“RSUs”) issued under our 2023 Equity Incentive Plan (the “2023 Plan”), as computed in accordance with FASB Accounting Standards Codification (“ASC”) Topic 718, disregarding estimated forfeitures related to service-based vesting. See Note 8 to our consolidated financial statements included elsewhere in this Form 10-K regarding assumptions we made in determining the fair value of RSUs.
(7)	Represents the aggregate grant date fair value of options to purchase ordinary shares issued under our 2023 Plan, as computed in accordance with FASB ASC Topic 718, disregarding estimated forfeitures related to service-based vesting. See Note 8 to our consolidated financial statements included elsewhere in this Form 10-K regarding assumptions we made in determining the fair value of option awards.
(8)	For 2025, all other compensation includes the following amounts:

Name	Company 401(k) Plan Match ($)	Separation ($)	Other ($) (a)	Total ($)
Mr. Gaslightwala	—	—	—	—
Mr. Farag	—	—	—	—
Dr. Patel	—	—	—	—
Dr. Hombeck	10,020	—	14,423	24,443

(a)	Amounts reported as “Other” in the table above represent earned and unused vacation paid upon termination of their employment with us

(9)	These options which were previously held by Dr. Hombeck were forfeited as of the date of Dr. Hombeck’s departure.

For 2024, there was no other compensation amounts to be reported.

Narrative Disclosure to Summary Compensation Table

Employment Agreements with Our NEOs

We have entered into employment agreements with each of our NEOs (or non-employee consulting services agreements in the case of Mr. Farag and Dr. Patel). All employee NEOs are at-will employees.

Mr. Abizer Gaslightwala Employment Agreement

On March 14, 2025, we entered into an Executive Offer of Employment Agreement (as amended by a subsequent Chief Executive Officer Letter Agreement, dated March 18, 2025, the “Employment Agreement”) with Mr. Abizer Gaslightwala pursuant to which Mr. Gaslightwala will serve as the President and Chief Executive Officer of the Company, effective on or around April 21, 2025 (the “Start Date”).

The Employment Agreement has an indefinite term and either party may terminate it by giving at least 30 days’ prior written notice for any reason or for no particular reason.

Under the Employment Agreement, Mr. Gaslightwala’s annual base salary is $475,000 (the “Base Salary”), which is subject to review on a periodic basis. Mr. Gaslightwala is also eligible to receive (i) an annual cash bonus with a target of 50% of the Base Salary, provided that the actual amount of such bonus shall be based on the achievement of performance goals established between Mr. Gaslightwala and the Board of Directors of the Company (the “Board”), (ii) a stock option to purchase ADS in the Company equal to 1,100,000 ADS, the equivalent of 2,200,000,000 of the Company’s Ordinary Shares, (the “Option”), and (iii) a stock option to purchase ADS in the Company equal to 600,000 ADS, the equivalent of 1,200,000,000 of the Company’s Ordinary Shares, (the “Performance Option”). The Option and the Performance Option shall be subject to Board approval and the terms and conditions of the Company’s 2023 Equity Incentive Plan. The Option shall have a four-year vesting schedule pursuant to which 25% shall vest on the twelve-month anniversary of the Grant Date and the remainder shall vest ratably on a monthly basis over the then remaining thirty-six months from the Grant Date such that it will be fully vested on the fourth anniversary of the Grant Date. The Performance Option shall vest if at least one of the following criteria is met: (a) closing of a Qualified Financing of at least $15,000,000 on or before December 31, 2025, or (b) closing of an antibody drug conjugate focused license transaction, with a minimum upfront payment of $10,000,000, on or before December 31, 2025. If neither of these criteria are met by December 31, 2025, the Performance Option will expire.

Upon termination of Mr. Gaslightwala’s employment for any reason, he will receive his earned but unpaid Base Salary and, if applicable, (i) any accrued but unused vacation, through the date of termination, and (ii) the amount of any documented expenses properly incurred on behalf of the Company prior to any such termination and not yet reimbursed (the “Accrued Obligations”).

Upon termination of Mr. Gaslightwala’s employment without cause or by Mr. Gaslightwala with good reason, which does not occur within 12 months of a change of control, in addition to the Accrued Obligations, and subject to his timely execution of a separation agreement and release in a form and manner satisfactory to the Company, he shall be entitled to receive (i) the sum of 12 months of the Base Salary and target annual performance bonus for the same time period, payable as salary continuation and (ii) reimbursement for any monthly premium paid under the Consolidated Omnibus Budget Reconciliation Act of 1985 (COBRA), as amended, by Mr. Gaslightwala on his behalf until the earliest of (a) 12 months following the date of termination, (b) the date on which Mr. Gaslightwala is no longer eligible to receive such coverage, or (b) the date on which Mr. Gaslightwala becomes eligible to receive similar coverage from another employer or other source. Further, Mr. Gaslightwala’s Option will continue to vest for a 6-month period from the date of termination and to the extent Mr. Gaslightwala is terminated without Cause, or he resigns for Good Reason in the first year of employment, at a minimum vest 25% of the Option shall vest on the twelfth month anniversary of the Grant Date.

Upon termination of Mr. Gaslightwala’s employment by us without cause or by Mr. Gaslightwala for good reason within 12 months of a change of control, in addition to the Accrued Obligations, and subject to his timely execution of a separation agreement and release in a form and manner satisfactory to the Company, he shall be entitled to receive (i) the sum of 1.5 times Accrued Obligations amount. Further, Mr. Gaslightwala’s Option shall immediately accelerate and become fully exercisable or nonforfeitable as of the later of (i) the date of termination or (ii) the effective date of the separation agreement and release.

The Employment Agreement also contains restrictive covenants for the Company’s benefit, and Mr. Gaslightwala is required to maintain the confidentiality of our confidential information.

Mr. Kameel Farag Consulting Services Agreement

We are party to a consulting agreement with Mr. Kameel Farag and KDF Ventures LLC, as amended on October 31, 2025, or the Farag Consulting Agreement, pursuant to which Mr. Farag will serve as our Interim Chief Financial Officer, effective on October 22, 2025.

The Farag Consulting Agreement provides for a monthly cash fee of $18,000 through the end of 2025 and a monthly cash fee of $27,000 starting January 1, 2026 through to February 15, 2026, pro-rated for any partial months. The Farag Consulting Agreement also provides for the grant of RSUs awards as follows: $4,645 in RSUs on October 22, 2025, which vested on October 31, 2025, $24,000 in RSUs on November 1, 2025 which vests on January 1, 2026 (subject to continued service through vesting) and $19,964 in RSUs on November 1, 2025, which vests on February 15, 2026 (subject to continued service through vesting). Further, in connection with certain capital raises by the Company, KDF Ventures shall be entitled to compensation payable in cash and RSUs based on a percentage of total gross proceeds, subject to maximum limits and depending on when the capital raise is completed. The Farag Consulting Agreement provides for a term end date of February 16, 2026 and is extendable on a month-to-month basis at the Company’s discretion.

Dr. Samir Patel Consulting Services Agreement

Prior to Dr. Patel’s resignation, we were a party to a consulting services agreement, effective May 1, 2024, with Dr. Patel, who served as our Interim President and Chief Executive Officer, or the Patel Agreement. Pursuant to the Patel Agreement, Dr. Patel was to be paid $50,000 per month which would be in the form of fully vested Ordinary Shares, and valued based on the closing price of the Ordinary shares on the Nasdaq Capital Market on the last day of each month (or partial month) Dr. Patel serves as President and Chief Executive Officer.

On September 16, 2024, we entered into an amendment to the Patel Agreement (the “Amended Patel Agreement”) to revise the compensation to be received. Pursuant to the Amended Patel Agreement, in lieu of receiving his stated monthly compensation of $50,000 in the form of fully vested Ordinary Shares, Dr. Patel would be paid in the form of fully vested non-qualified stock options to purchase Ordinary Shares (“NQSOs”), with the number of ADSs underlying each such monthly NQSOs grant to be equal to two times the number determined by dividing (i) $50,000 by (ii) the closing price of our ADSs on the Nasdaq Capital Market on the last day of each month (or partial month) Dr. Patel served as our President and Chief Executive Officer.

The Amended Patel Agreement includes no annual bonus provisions, no eligibility for employee benefits and no severance entitlements. Further, the Amended Patel Agreement can be terminated by us immediately for any reason.

There were no changes to the Amended Patel Agreement following Dr. Patel’s appointment as President and Chief Executive Officer on December 16, 2024.

Dr. Torsten Hombeck Employment Agreement

Prior to Dr. Hombeck’s departure, we entered into an executive employment agreement, effective December 16, 2024, with Dr. Hombeck (the “Hombeck Agreement”). Pursuant to the Hombeck Agreement, Dr. Hombeck’s initial annual base salary is $300,000, which was subject to review and increase on an annual basis and he was eligible to receive an annual cash bonus with a target of 100% of base salary based on the achievement of performance goals established by the board of directors, in consultation with Dr. Hombeck. Further, the Hombeck Agreement provides for participation in employee benefit plans and no severance for termination of services with or without cause.

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

Base Salary

In 2025, since his appointment as President and Chief Executive Officer in April 2025, Mr. Gaslightwala received an annual salary of $331,061, and prior to his departure in October 2025, Dr. Hombeck received an annual salary of $234,091. Mr. Farag is a non-employee consultant and received a monthly fee of $18,000 through the end of 2025.

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

Annual cash incentive awards for 2025 for employees, including our NEOs, were based on corporate goals related to financing, pipeline advancement, reputation, and strengthening our capabilities. For 2025, the annual cash incentive award for Mr. Gaslightwala was targeted at 50% of base salary and the annual cash incentive award for Dr. Hombeck was targeted at 100% of his base salary. Mr. Gaslightwala was eligible to receive an incentive bonus of $165,531 for 2025 and Dr. Hombeck was not eligible to receive an incentive bonus because his employment terminated in October 2025. The compensation committee has not determined cash bonuses to the employee NEOs for the year ended December 31, 2025.

Pursuant to the Farag Consulting Agreement, Mr. Farag was eligible for performance bonuses upon successful completion of a capital raise, of which fifty percent is payable in cash and the remaining fifty percent is payable in fully vested restricted stock units. In 2025, Mr. Farag was entitled to total bonuses of $25,000.

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

In 2025, we awarded equity compensation under the 2023 Plan to the NEOs as follows: (i) Abizer Gaslightwala – options to purchase 2,200,000,000 ordinary shares of which 25% shall vest on March 20, 2026 and the remainder shall vest ratably on a monthly basis over the remaining 36 months, (ii) Kameel Farag – restricted stock units for 129,792,000 ordinary shares of which 12,554,000 in restricted units vested on October 31, 2025, 64,000,000 in restricted units vested on January 1, 2026 and 53,238,000 in restricted units vests February 15, 2026, (iii) Samir R. Patel – options to purchase 801,792,000 ordinary shares which are fully vested and (iv) Torsten Hombeck – options to purchase 600,000,000 ordinary shares of which 25% shall vest on March 20, 2026 and the remainder shall vest ratably on a monthly basis over the remaining 36 months. We also awarded Mr. Gaslightwala and Dr. Hombeck performance-based stock options to purchase 1,200,000,000 ordinary shares and 400,000,000 ordinary shares, respectively, which expired on December 31, 2025. All unvested stock options granted to Mr. Hombeck were forfeited in connection with his separation. We also awarded equity compensation to Dr. Patel and Mr. Farag in accordance with the Patel Agreement and Farag Consulting Agreement, respectively.

We determine equity award amounts based on contractual obligations, competitive market factors in our industry, and the judgment of the compensation committee of the board of directors, taking into account information and recommendations provided by our independent compensation consultant. With respect to our NEO’s other than our Chief Executive Officer, the compensation committee also considers recommendations provided by our Chief Executive Officer. For the 2025 awards of stock options and RSUs to our NEOs, the primary consideration was the award amounts included in the applicable NEO’s employment and/or consulting services agreements.

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

Additionally, we have adopted a defined contribution pension scheme which allows for U.K.-based employees to make salary deferral contributions, and we contribute 10% of employee compensation to the pension plan, subject to U.K. law.

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

Outstanding Equity Awards at Fiscal End

The following table sets forth information regarding the outstanding equity held by our NEOs as of December 31, 2025 as presented in Ordinary Shares:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Abizer Gaslightwala	—	2,200,000,000	(2)	0.00075	3/20/2035

Kameel Farag	—	—				129,792,000	18,755

Samir R. Patel	3,333,333	1,666,666	(3)	0.00156	12/29/2033
	175,080,000	—		0.00149	9/30/2034
	79,684,000	—		0.00126	10/31/2034
	162,604,000	—		0.00062	11/30/2034
	152,672,000	—		0.00066	1/3/2035
	—	350,000,000	(4)	0.00075	3/20/2035
	225,000,000	225,000,000	(5)	0.00075	3/20/2035
	649,120,000	—		0.00057	7/23/2035

Torsten Hombeck (6)	—	—				—	—

(1)	Market Value is calculated based on a price per ADS of $0.289 (equivalent to $0.0001445 per ordinary share), which was the closing price of our ADSs on December 31, 2025.
(2)	Represents the unvested portion of a stock option award with twenty-five percent vesting on March 20, 2026 and the remainder vesting ratably on a monthly basis over thirty-six months. that vests, subject to Mr. Gaslightwala’s continued employment with us through the applicable vesting date.
(3)	Represents the unvested portion of a stock option award that vests in three equal installments of 1,666,666 on the annual general meeting anticipated to be held June 30, 2026, subject to Dr. Patel’s continued service with us as a board member through the applicable vesting date.
(4)	Represents the unvested portion of a stock option award with twenty-five percent vesting on March 20, 2026 and the remainder vesting ratably on a monthly basis over thirty-six months, subject to Dr. Patel’s continued service with us as a board member through the applicable vesting date.
(5)	Represents the unvested portion of a stock option award with twenty-five percent vesting on June 30, 2025, twenty-five percent vesting on December 31, 2025, and the remainder vesting ratably on a monthly basis over twenty-four months thereafter, subject to Dr. Patel’s continued employment with us through the applicable vesting date.
(6)	All options (vested and unvested) previously held by Dr. Hombeck were either forfeited as of the date of Dr. Hombeck’s departure.

Equity Grant Timing

Our compensation committee has generally granted equity awards on an annual basis. During 2025, our compensation committee did not take into account any material non-public information when determining the timing and terms of equity incentive awards, and we did not time the disclosure of material non-public information for the purpose of affecting the value of executive compensation.

Our equity awards are granted under a shareholder-approved plan and stock options are granted at an exercise price at or above the closing market price of the Company’s common stock on the date of grant. Equity awards are generally approved on the dates of our regularly scheduled Compensation Committee meetings and are effective as of such dates or specified prospective dates. Outside of the annual grant cycle, we may make equity award grants in connection with a new hire package, retention grant or severance package.

During fiscal year 2025, we did not grant stock options to our named executive during any period beginning four business days before and ending one business day after the filing or furnishing of a Form 10-Q, 10-K or 8-K that discloses material non-public information.

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

Under our director compensation program, each director receives an annual cash retainer for service on the board and for service on each committee of which the director is a member. The chairperson of each committee receives a higher retainer for such service. These fees are typically paid quarterly in arrears. The fees paid to non-employee directors for service on the board and for service on each committee of the board on which the director was a member during 2025 were as follows:

	Member Annual Fee	Chairperson Annual Fee
Board of Directors	$40,000	$80,000
Audit Committee	$7,875	$15,000
Compensation Committee	$5,750	$12,000
Nominating and Corporate Governance Committee	$5,750	$10,000

A non-employee director may elect to receive annual cash payments in the form of fully vested ordinary shares. During 2025, all directors elected to defer payments of their annual cash retainer and no director elected to receive his or her annual cash retainer in shares.

During 2025, each non-employee director received a one-time grant of an option to purchase 450,000,000 shares which were approved in connection with the annual general meeting of the shareholders. The options were subject to vesting with twenty-five percent vested on June 30, 2025, twenty-five percent vested on December 31, 2025, and the remainder vesting ratably on a monthly basis over twenty-four months thereafter. All non-employee directors also received a grant of an option to purchase 350,000,000 shares whereby twenty-five percent vests on March 20, 2026, and the remainder vesting ratably on a monthly basis over thirty-six months thereafter.

These awards are subject to the non-employee director’s continued service on the board of directors through such date, have a term of 10 years from date of grant, and accelerate upon a change of control.

The following table below sets forth information for the fiscal year ended December 31, 2025 regarding the compensation of our non-employee directors.

	Fees Earned ($)(1)	Option Awards ($)(2)	Total ($)
Hoyoung Huh, M.D.	85,570	463,635	549,205
Ray Prudo, M.D.	45,570	463,635	509,205
Samir R. Patel, M.D.	27,434	463,635	491,069
Robert Bazemore	63,625	463,635	527,260
James Neal	59,875	463,635	523,510
Sandip I. Patel	60,750	463,635	524,385
Abizer Gaslightwala	12,333	-	12,333

(1)	Represents cash fees earned and unpaid for service as a non-employee director for 2025.
(2)	Represents the aggregate grant date fair value of option awards made to each listed director in 2025, as computed in accordance with FASB ASC Topic 718, disregarding estimated forfeitures related to service-based vesting. See Note 8 to our consolidated financial statements included elsewhere in this Form 10-K regarding assumptions we made in determining the fair value of option awards. As of December 31, 2025, our non-employee directors held options to purchase our ordinary shares as follows: Dr Huh: 1,504,400,000 shares; Dr. Prudo: 820,000,000 shares; Dr. Patel: 2,024,160,000 shares; Mr. Bazemore: 805,000,000 shares; Mr. Neal: 1,093,500,000 shares; Mr. Patel: 1,034,800,000 shares; and Mr. Gaslightwala: 2,200,000,000 shares. Mr. Gaslightwala options to purchase 2,200,000,000 shares were granted pursuant to his employment contract on appointment as President and CEO. Dr. Patel’s options to purchase 1,219,160,000 shares were awarded pursuant to his prior role as Interim CEO. Messrs. Huh, Neal and Patel options to purchase an aggregate of 1,232,700,000 shares were assumed from the acquisition of Peak Bio Inc., which closed on November 14, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 1, 2026 (except as otherwise indicated below), information we know about the beneficial ownership of our ordinary shares by:

●	each person or entity, including any “group” as that term is used in Section 13(d)(3) of the Exchange Act, who is known by us to own beneficially more than 5% of the issued and outstanding shares of our ordinary shares;

●	each of our current directors and director nominees;

●	each of our NEOs, as set forth in the Summary Executive Compensation Table set forth in Item 11 of this Form 10-K;

●	all of our current directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC, and the information in the table below is not necessarily indicative of beneficial ownership for any other purpose. The SEC has defined “beneficial” ownership of a security to mean the possession, directly or indirectly, of voting power and/or investment power. In computing the percentage ownership of each person, ordinary shares subject to options, warrants, or rights held by that person that are currently exercisable, or exercisable within 60 days after March 1, 2026, are deemed to be outstanding and beneficially owned by that person. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

To our knowledge and except as indicated in the notes to this table and pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such shareholders’ name. The percentage of ownership is based on 91,567,009,533 ordinary shares issued and outstanding on March 1, 2026. All fractional share amounts have been rounded to the nearest whole number. To our knowledge, except as noted below, no person or entity is the beneficial owner of more than 5% of the voting power of our ordinary shares.

	Number of		Percentage of
	Ordinary Shares		Ordinary Shares
	Beneficially		Beneficially
Name and Address of Beneficial Owner(1)	Owned(2)		Owned (%)
5% Shareholders:
Hoyoung Huh and Affiliates	18,199,697,667	(3)	18.2%
PranaBio Investments LLC	9,725,215,000	(4)	10.2%
Ray Prudo and Affiliates	8,391,326,467	(5)	8.9%
Named Executive Officers and Directors:
Abizer Gaslightwala	6,077,005,333	(6)	6.4%
Kameel Farag	228,772,000	(7)	*
Hoyoung Huh	18,199,697,667	(3)	18.2%
Samir Patel	9,725,215,000	(4)	10.2%
Raymond Prudo-Chlebosz	8,391,326,467	(5)	8.9%
Robert Bazemore	1,248,795,667	(8)	1.4%
James Neal	751,625,667	(9)	*
Sandip I. Patel	3,492,661,667	(10)	3.8%
Torsten Hombeck**	400,000	(11)	*
All current directors and executive officers as a group (9 individuals)	48,115,499,468	(12)	41.5%

* Denotes less than 1% beneficial owner.

** Denotes former named executive officer.

(1) Except as otherwise noted, the address for each person listed above is c/o Akari Therapeutics, Plc, 401 E Jackson Street, Suite 3300, Tampa, FL 33602.

(2) Our shareholders, named executive officers and directors may hold ordinary shares, ADSs or a combination of both. This column shows each holder’s beneficial ownership assuming all shares were held as ordinary shares, which may not be the case. Our ADSs are listed on The Nasdaq Capital Market under the trading symbol “AKTX.” Each ADS represents 2,000 ordinary shares.

(3) Consists of (i) 9,391,708,000 shares held of record by Dr. Huh, (ii) 1,061,691,667 shares underlying options exercisable within 60 days of March 1, 2026 granted to Dr. Huh, (iii) 103,482,000 shares underlying warrants exercisable within 60 days of March 1, 2026 (iv) 7,423,902,000 shares underlying prefunded warrants exercisable within 60 days of March 1, 2026, and (v) 218,914,000 shares held of record by Hannol Ventures LLC (“Hannol”). Excludes up to 10,995,330,000 shares underlying warrants exercisable within 60 days of March 1, 2026 issued to Dr. Huh which are subject to a 9.99% beneficial ownership limitation and with respect to which Dr. Huh disclaims beneficial ownership to the extent that any exercise of such warrants would exceed such percentage. Dr. Huh is the sole member of Hannol and exercises voting and dispositive power over the shares held of record by Hannol and may be deemed the beneficial owner of such shares. The principal office address of Hannol is 16703 Early Riser Avenue, Suite 563, Land O Lakes, FL 34638.

(4) Consists of (i) 285,336,000 shares held of record by Dr. Patel, (ii) 6,062,010,000 shares held of record by PranaBio Investments LLC (“PranaBio”), (iii) 1,579,785,000 options exercisable within 60 days of March 1, 2026 granted to Dr. Patel and (iv) 1,798,084,000 shares underlying prefunded warrants exercisable within 60 days of March 1, 2026 to PranaBio. Excludes up to (ii) 5,450,454,000 shares underlying warrants exercisable within 60 days of March 1, 2026 issued to Dr. Patel which are subject to a 9.99% beneficial ownership limitation and with respect to which Dr. Patel disclaims beneficial ownership to the extent that any exercise of such warrants would exceed such percentage. Dr. Patel is the manager of PranaBio and may be deemed the beneficial owner of the shares held of record by PranaBio. The principal office address of PranaBio is 1701 Chicon Street, Austin, TX 78745.

(5) Consists of (i) 5,163,920,600 shares held of record by Dr. Prudo, (ii) 377,291,667 shares underlying options exercisable within 60 days of March 1, 2026 granted to Dr. Prudo, (iii) 2,010,638,000 shares underlying prefunded warrants exercisable within 60 days of March 1, 2026 (iii) 800,766,600 shares held of record by RPC Pharma Limited (“RPC”) and (iv) 38,709,600 ordinary shares held of record by Praxis Trustees Limited as trustee of The Sonic Healthcare Holding Company (“Praxis”). Excludes up to 5,721,437,500 shares underlying warrants exercisable within 60 days of March 1, 2026 issued to Dr. Prudo which are subject to a 9.99% beneficial ownership limitation and with respect to which Dr. Prudo disclaims beneficial ownership to the extent that any exercise of such warrants would exceed such percentage. Dr. Prudo controls the voting and investment decisions with respect to the shares held of record by RPC and Praxis and thereby may be deemed the beneficial owner of such shares. The principal office address of RPC is c/o Landmark Fiduciare (Suisse) SA, 6 Place des Eaux-Vives, P.O. Box 3461, Geneva, V8 1211, Switzerland. The principal office address of Praxis is P.O. Box 296, Regency Court, Glategny Esplanade, St. Peter Port, Guernsey, GY1 4NA.

(6) Consists of (i) 614,856,000 shares held of record by Mr. Gaslightwala (ii) 595,833,333 shares underlying options exercisable within 60 days of March 1, 2026, (iii) 2,165,302,000 shares underlying prefunded warrants exercisable within 60 days of March 1, 2026, and (iv) 2,701,014,000 shares underlying warrants exercisable within 60 days of March 1, 2026.

(7) Consists of (i) 129,792,000 shares issuable to Mr. Farag, (ii) 49,490,000 shares underlying prefunded warrants exercisable within 60 days of March 1, 2026, and (iii) 49,490,000 shares underlying warrants exercisable within 60 days of March 1, 2026.

(8) Consists of (i) 89,284,000 shares held of record by Mr. Bazemore and (ii) 362,291,667 shares underlying options exercisable within 60 days of March 1, 2026, (iii) 309,326,000 shares underlying prefunded warrants exercisable within 60 days of March 1, 2026, and (iv) 487,894,000 shares underlying warrants exercisable within 60 days of March 1, 2026.

(9) Consists of (i) 41,144,000 shares held of record by Mr. Neal, (ii) 650,791,667 shares underlying options exercisable within 60 days of March 1, 2026 (iii) 11,132,000 shares underlying prefunded warrants exercisable within 60 days of March 1, 2026, and (iv) 48,558,000 shares underlying warrants exercisable within 60 days of March 1, 2026.

(10) Includes (i) 992,998,000 shares held of record by Mr. Patel, (ii) 592,091,667 shares underlying options exercisable within 60 days of March 1, 2026, (iii) 804,252,000 shares underlying prefunded warrants exercisable within 60 days of March 1, 2026, (iv) 982,820,000 shares underlying warrants exercisable within 60 days of March 1, 2026, (v) 12,500,000 shares held of record by TT Insurance Investment LLC (“TTI”), (vi) 27,802,000 ordinary shares held of record by Innovative Lifesci Investments LLC (“Innovative Lifesci”), (vii) 39,760,000 ordinary shares held of record by Quest Bio LLC (“Quest”) and (viii) 40,438,000 ordinary shares held of record by Davis Island Ventures LLC (“Davis Island”). Mr. Patel, as the managing member of TTI, Innovative Lifesci, Quest Bio and Davis Island, exercises voting and dispositive power with respect to the ordinary shares held by such entities and therefore may be deemed to beneficially own the shares held of record by such entities. The principal office address of each of TTI, Innovative Lifesci and Quest is 4631 W El Prado Blvd., Tampa, FL 33629.

(11) Represent shares held of record by Mr. Hombeck.

(12) Includes (i) 23,820,546,800 ordinary shares, (ii) 5,219,776,668 ordinary shares underlying outstanding stock options that are exercisable within 60 days of March 1, 2026, (ii) 129,792,000 ordinary shares issuable upon settlement of restricted stock award grants, (iii) prefunded warrants exercisable to purchase 14,572,126,000 ordinary shares, and (iv) warrants exercisable to purchase 4,373,258,000, which are held by our directors and NEOs as a group.

Equity Compensation Plan Information

We have three compensation plans under which our equity securities are authorized for issuance. The 2014 Equity Incentive Plan, the 2023 Equity Incentive Plan and the Peak Bio Inc. Long Term Incentive Plan. The following table sets forth certain information relating to these equity compensation plans as of December 31, 2025:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by shareholders(1)
2014 Equity Incentive Plan	78,800,000	$0.01	—
2023 Equity Incentive Plan	10,658,952,000	0.00	9,084,764,210
Peak Bio Inc. Long Term Incentive Plan	3,003,024,000	0.00
Total	13,740,776,000	$0.01	9,084,764,210

Equity compensation plans not approved by shareholders	N/A	N/A	N/A

(1)	Consists of our 2014 Plan and 2023 Plan and the awards granted under the incentive plan of Peak Bio Inc. assumed at closing of the acquisition. As of December 31, 2025, new awards are only available for issuance under our 2023 Plan.

(2)	The calculation of the weighted-average exercise price does not consider the effect of 129,792,000 RSUs included in the number of securities reported in column (a).

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Since January 1, 2025, we have not entered into or engaged in any related party transactions, as defined by the SEC, with our directors, officers, and shareholders who beneficially owned more than 5% of our outstanding ordinary shares (“5% holders”), as well as affiliates or immediate family members of those directors, officers, and 5% holders, except with respect to the transactions described below.

December 2025 Offering

On December 16, 2025, we entered into a securities purchase agreement with certain institutional investors providing for the issuance and sale, in a Registered Direct Offering, of 10,043,774 ADSs. The ADSs have been offered and sold together with Series G Warrants to purchase up to an aggregate of 10,043,774 ADSs, which were issued in a concurrent private placement. The Series G Warrants are exercisable commencing on the Shareholder Approval Date, which was obtained on March 2, 2026, of the issuance of the ADSs issuable upon exercise of the Series G Warrants and the Pre-Funded Warrants and will have a 5-year term from the Shareholder Approval Date. The combined purchase price per ADS and accompanying Series G Warrant sold in the Registered Direct Offering is $0.3883.

In a concurrent private placement, pursuant to a securities purchase agreement dated as of December 16, 2025, the Company agreed to issue to directors and officers of the Company (i) unregistered Pre-Funded Warrants to purchase an aggregate of 2,563,713 ADSs at an exercise price per ADS of $0.00001, and (ii) accompanying Series G Warrants to purchase an aggregate of 2,563,713 ADSs, at a combined purchase price of $0.4041 per Pre-Funded Warrant and Series G Warrant. The Private Placement closed on December 23, 2025.

December 2025 Note Exchange

On December 16, 2025, we entered into privately negotiated note cancellation and exchange agreement (the “Exchange Agreements”) with each holder of the August 2025 Notes (defined below) to exchange the total outstanding principal amount of $1,888,750 for (i) Pre-Funded Warrants to purchase up to an aggregate of 4,673,963 ADSs (“Note Exchange Pre-Funded Warrants”) and (ii) unregistered note exchange warrants to purchase up to an aggregate of 4,673,963 ADSs (“Note Exchange Warrants”). The Pre-Funded Warrants have an exercise price of $0.00001 per ADS, will be immediately exercisable following the Shareholder Approval, and will not expire until fully exercised. The Note Exchange Warrants are exercisable commencing on the Shareholder Approval Date for a term of five years following the Shareholder Approval Date and have an exercise price of $0.4041 per ADS. The Exchange closed on December 17, 2025.

Interim Chief Financial Officer Agreement

On October 22, 2025, we entered into a consulting agreement with Mr. Kameel Farag and KDF Ventures LLC, as amended on October 31, 2025, pursuant to which Mr. Farag will serve as our Interim Chief Financial Officer, effective on October 22, 2025. See “Executive Compensation” in this Annual Report for more information.

August 2025 Notes, Related Party

In August 2025, we issued unsecured promissory notes with a 20% original issuance discount (each a “August 2025 Note” and together, the “August 2025 Notes”) to certain investors, including our directors. In connection with the issuance and sale of the August 2025 Notes, we agreed to extend the expiration date of Series A warrants held by August 2025 Note investors, previously issued in the March 2025 Private Placement (the “Series A Warrants”), by 48 months from the original date of expiration (the “Warrant Amendment Agreements”).

We closed the August 2025 Note Offering with investors and our directors in three tranches and issued August 2025 Notes with an aggregate purchase price of $3,011,000 and an aggregate principal amount of $3,763,750, of which we issued our directors August 2025 Notes with an aggregate purchase price of $1,511,000 and an aggregate principal amount of $1,888,750 (inclusive of a note exchange with the our Chairman, Dr. Hoyoung Huh, as outlined above). The August 2025 Notes issued to related parties have maturity dates ranging from August 15, 2026 through August 18, 2026, depending on the date of issuance, at which time the principal amount is due and payable. The terms of the August 2025 Notes provided for accelerated payment of the outstanding principal amount in the event of a default as defined in the August 2025 Note (the Accelerated Payment Feature”).

We also entered into Warrant Amendment Agreements with the recipients of such August 2025 Notes, which extended the expiration date of certain Series A Warrants held by related parties to purchase 1,928,569 ADSs to March 6, 2030 and 44,642 ADSs to April 25, 2030.

President and Chief Executive Officer Agreement

On March 14, 2025, we entered into the Gaslightwala Employment Agreement with Mr. Abizer Gaslightwala, pursuant to which Mr. Gaslightwala serves, from and after April 21, 2025, as our President and Chief Executive Officer. Mr. Gaslightwala receives a base salary, is eligible for an annual cash bonus target, and is entitled to receive share-based payment compensation based on time service and the achievement of specific performance criteria. See “Executive Compensation” in this Annual Report for more information.

March 2025 Private Placement

On March 2, 2025, we entered into a securities purchase agreement with certain investors and all directors, or the March 2025 Purchase Agreement, pursuant to which we agreed to sell and issue in a private placement, or March 2025 Offering, an aggregate of 6,637,626 ADSs, or prefunded warrants in lieu of all or a portion thereof, or the March 2025 Pre-Funded Warrants, each representing 2,000 of the Company’s ordinary shares, and, in each case, Series A Warrants and Series B Warrants (the Series A Warrants and Series B Warrants, together, the March 2025 Warrants, and together with the ADSs or March 2025 Pre-Funded Warrants, the Units). The Series A Warrants have a one-year term, and the Series B Warrants have a five-year term from the date of issuance.

The Units were structured as follows: (i) for investors committing less than $1.0 million in the March 2025 Offering, or Tier 1 Investors: one ADS or March 2025 Pre-Funded Warrant, a Series A Warrant to purchase one ADS, and a Series B Warrant to purchase one ADS; (ii) for investors committing at least $1.0 million but less than $3.0 million in the March 2025 Offering, or Tier 2 Investors: one ADS or March 2025 Pre-Funded Warrant, a Series A Warrant to purchase 1.25 ADSs, and a Series B Warrant to purchase one ADS; and (iii) for investors committing $3.0 million or more in the March 2025 Offering, or Tier 3 Investors: one ADS or March 2025 Pre-Funded Warrant, a Series A Warrant to purchase 1.5 ADSs, and a Series B Warrant to purchase one ADS.

The purchase price per Unit for investors purchasing ADSs was $0.87 plus (a) $0.25 for Tier 1 Investors, (b) $0.28125 for Tier 2 Investors, or (c) $0.3125 for Tier 3 Investors, or the ADS Unit Purchase Price. The purchase price per Unit for investors purchasing March 2025 Pre-Funded Warrant and accompanying Series A and Series B Warrants was $0.67 (representing the ADS Unit Purchase Price minus the $0.20 exercise price for such March 2025 Pre-Funded Warrant) plus (a) $0.25 for Tier 1 Investors, (b) $0.28125 for Tier 2 Investors, or (c) $0.3125 for Tier 3 Investors, or the Pre-Funded Unit Purchase Price.

As part of the March 2025 Offering, the Company’s Chairman, Dr. Hoyoung Huh, purchased $1.0 million of Units, with the purchase price thereof satisfied through cancelling and extinguishing $1.0 million of notes previously issued to him by the Company, or the March 2025 Note Termination.

The net proceeds from the March 2025 Offering, after deducting placement agent fees and other offering expenses payable by us, were approximately $5.6 million, net of the $1.0 million from the March 2025 Note Termination.

The placement agent, Paulson Investment Company, LLC, received a cash commission of approximately $0.4 million and was issued ADSs representing three percent (3%) of the total number of ADSs issued in the March 2025 Offering, including ADSs issuable upon exercise of the Pre-Funded Warrants, but excluding the ADSs issued in connection with the March 2025 Note Termination. The estimated fair value of these ADSs was approximately $0.2 million.

Dr. Huh Notes

Pursuant to the acquisition of Peak Bio, which closed on November 14, 2024, we assumed certain notes payable due to Dr. Huh, the Company’s Chairman of the Board.

We assumed two notes in the amount of a total of $0.9 million, which were entered into in May and August 2021 (the “2021 Notes”) and had a one-year maturity date from date of issuance. The 2021 Notes carried an interest rate of 1.0% per annum. We also assumed a note in the amount of $0.75 million, which was entered into in January 2024 (the “January 2024 Note”) and had an original maturity date of January 23, 2025 which was extended to December 31, 2025 on April 1, 2025. The January 2024 Note carried an interest rate of 15% per annum.

In March 2025, in connection with the March 2025 Private Placement, Dr. Huh’s 2021 Notes including accrued interest, and a portion of his January 2024 Note, aggregating to $1.0 million were cancelled, extinguished and paid in full for an equal amount of Ordinary Shares and warrants of the Company.

In August 2025, in connection with the August 2025 Notes Offering, Dr. Huh agreed to purchase an August 2025 Note with a principal amount of $1,250,000 for a purchase price of $1,000,000, with the purchase price thereof to be satisfied through his agreement to cancel and extinguish $837,433 of outstanding principal and accrued interest under January 2024 Note plus cash of $162,567.

As of December 31, 2025, the balance due to Dr. Huh related to the assumed 2021 Notes and January 2024 Note was $0.

Interim CEO Agreement

On December 12, 2024, our board of directors approved the appointment of Dr. Patel to Chief Executive Officer and principal executive officer, effective December 16, 2024. There were no changes to Dr. Patel’s revised compensation as provided for under the September 16, 2024 Interim CEO Amendment Agreement, described below, following Dr. Patel’s appointment as President and Chief Executive Officer on December 16, 2024.

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

During the year ended December 31, 2025, we recognized approximately $0.3 million in non-cash stock-based compensation costs pursuant to the Interim CEO Agreement, as amended, pertaining to NQSOs granted to Dr. Patel to purchase 400,896 ADSs, the equivalent of 801,792,000 ordinary shares at a weighted average exercise price of $1.17 per ADS, the equivalent of $0.000585 per ordinary share.

May 2024 Convertible Notes

On May 10, 2024, we entered into unsecured convertible promissory notes (the “May 2024 Notes”) with Dr. Ray Prudo, the Company’s Chairman at the time, and its then Interim President and Chief Executive Officer and director, Dr. Samir Patel, for an aggregate of $1.0 million in gross proceeds. The May 2024 Notes bear interest at 15% per annum, which may be increased to 17% upon the occurrence of certain events of default as described therein, and the principal and all accrued but unpaid interest is due on the date that is the earlier of (a) ten (10) business days following the Company’s receipt of a U.K. research and development tax credit from HM Revenue and Customs, and (b) November 10, 2024. Provided, however, at any time or times from the date of the note and until the tenth business day prior to closing of the acquisition, the note holders are entitled to convert any portion of the outstanding and unpaid amount, including principal and accrued interest, into Company ADSs at a fixed conversion price equal to $1.59, representing the Nasdaq official closing price of the Company’s ADSs on the issuance date, subject to certain restrictions. In October 2024, the aggregate principal balance of $750,000, was repaid in cash with proceeds from the Company’s U.K. research and development tax credit from the U.K. HM Revenue and Customs. Drs. Prudo and Patel each elected to convert the $125,000 of remaining principal and accrued interest into the Company’s ADSs at a conversion price of $1.59 per ADS. The ordinary shares were issued to Drs. Prudo and Patel on April 30, 2025.

The Doctors Laboratory

We leased office space for our former U.K. headquarters in London from The Doctors Laboratory (“TDL”), an entity with a common director through May 2025, and had incurred expenses of less than $0.1 million plus VAT during each of the years ended December 31, 2025 and 2024. We also received certain administrative services provided by TDL through October 2025 and incurred expenses of less than $0.1 million during each of the years ended December 31, 2025 and 2024. As of December 31, 2025 and 2024, we had a balance due to TDL of $0 and less than $0.1 million, respectively.

Other

In November 2024, we assumed an amount due to an entity in which our Chairman, Dr. Huh, is a director. As of December 31, 2025 and 2024, the amounts due totalled less than $0.1 million and are included in accounts payable in our consolidated balance sheets.

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

In accordance with our Audit Committee Charter, members of the Audit Committee, all of whom are independent directors, review and approve all related party transactions for which approval is required under applicable laws or regulations, including SEC and the Nasdaq Listing Rules. Current SEC rules define a related party transaction for smaller reporting companies to include any transaction, arrangement, or relationship in which we are a participant and the amount involved is the lesser of $120,000 or 1% of total assets, and in which any of the following persons has or will have a direct or indirect interest:

●	our executive officers, directors, or director nominees;

●	any person who is known to be the beneficial owner of more than 5% of our ordinary shares;

●	any person who is an immediate family member, as defined under Item 404 of Regulation S-K, of any of our executive officers, directors, or director nominees or beneficial owners of more than 5% of our ordinary shares; or

●	any firm, corporation, or other entity in which any of the foregoing persons is employed or is a partner or principal or in a similar position or in which such person, together with any other of the foregoing persons, has a 5% or greater beneficial ownership interest.

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

Director Independence

Our securities are listed on the Nasdaq Capital Market, and we use the standards of “independence” prescribed by rules set forth by Nasdaq. Under Nasdaq rules, a majority of a listed company’s board of directors must be comprised of independent directors. In addition, Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit committee and compensation committee be independent and satisfy additional independence criteria set forth in Rules 10A-3 and 10C-1, respectively, under the Exchange Act. Under the applicable Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of our board, that person does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our board determined that each of Dr. Huh, Dr. Prudo, Mr. Bazemore, Mr. Neal, and Mr. Patel are independent as defined under applicable rules of the Nasdaq, and, in the case of all members of the audit and compensation committees, the independence requirements contemplated by Rule 10A-3 and Rule 10C-1 under the Exchange Act. As Mr. Gaslightwala is our President and Chief Executive Officer and Dr. Patel was our former President and Chief Executive Officer, they are not independent.

Item 14. Principal Accounting Fees and Services.

Independent Registered Public Accounting Firm Fees

Our independent public accounting firm is BDO USA, P.C., New York, New York, PCAOB Auditor ID: 243.

The following table sets forth all fees paid or accrued by us for professional services rendered by BDO USA, P.C. during the years ended December 31, 2025 and 2024:

Fee Category	2025	2024
Audit Fees	$514,310	$527,845
Audit-Related Fees	—	—
Tax Fees	—	—
Other Fees	—	—
Total Fees	$514,310	$527,845

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

Audit Related Fees

This category consists of fees billed for related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the Audit Fees category.

Tax Fees

Tax fees consist of all services, except those services specifically related to the audit of the financial statements, performed by the independent registered public accounting firm’s tax personnel, including tax compliance and reporting. No tax services were provided by BDO during the year ended December 31, 2025 and 2024.

All Other Fees

This category consists of fees for all other services that are not reported above.

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

From time to time, the audit committee may pre-approve specified types of services that are expected to be provided to us by our independent registered public accounting firm during the next 12 months. Any such pre-approval is detailed as to the particular service or type of services to be provided and is also generally subject to a maximum dollar amount. All of the services described above under the headings “Audit Fees” and “Tax Fees” were pre-approved by our audit committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	(1) Financial Statements.

(2) We are not filing any financial statement schedules as part of this Annual Report on Form 10-K because they are not applicable or the required information is included in the financial statements or notes thereto.

(3) The list of Exhibits filed as part of this Annual Report on Form 10-K is set forth on the Exhibit Index below.

(b)	The list of Exhibits filed as part of this Annual Report on Form 10-K is set forth on the Exhibit Index below.

(c)	None.

Item 16. Form 10-K Summary

Not applicable.

Exhibit Index

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of March 4, 2024, by and among Akari Therapeutics, Plc, Peak Bio, Inc. and Pegasus Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K, as filed with the SEC on March 5, 2024).
3.1*	Articles of Association of Akari Therapeutics, Plc.
4.1	Form of Deposit Agreement among the Registrant, Deutsche Bank Trust Company Americas, as Depositary, and all Owners and Holders from time to time of American Depositary Shares issued thereunder (incorporated by reference to the exhibit 99-a previously filed with the Registrant’s Registration Statement on Form F-6 (No. 333-185197) filed on November 30, 2012).
4.2	Amendment to Deposit Agreement among the Registrant, Deutsche Bank Trust Company Americas, as Depositary, and all Owners and Holders from time to time of American Depositary Shares issued thereunder (incorporated by reference to the registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form F-6 (No. 333-185197) filed on December 24, 2013).
4.3	Form of American Depositary Receipt; the Form is Exhibit A of Amendment No. 1 to the Deposit Agreement (incorporated by reference to the exhibit previously filed with the Registrant’s Registration Statement on Form F-6 (No. 333-185197) filed on November 30, 2012).
4.4	Form of Amendment No. 2 to Deposit Agreement (incorporated by reference to the exhibit previously filed with the Registrant’s Post-Effective Amendment on Registration Statement Form F-6 (File No. 333-185197) filed on September 9, 2015).
4.5	Form of Amendment No. 3 to Deposit Agreement (incorporated by reference to the exhibit previously filed with the Registrant’s Post-Effective Amendment on Registration Statement Form F-6 (File No. 333-185197) filed on August 17, 2023).
4.6	Form of American Depositary Receipt; the Form is Exhibit A of Amendment No. 2 to the Deposit Agreement (incorporated by reference to the exhibit previously filed with the Registrant’s Post-Effective Amendment on Registration Statement Form F-6 filed on September 9, 2015).
4.7*	Description of the Akari Therapeutics Plc Securities Registered Under Section 12 of the Securities Exchange Act of 1934.
4.8	Form of Series D Warrant issued by Akari Therapeutics, Plc in connection with the November Private Placement (incorporated by reference to Exhibit 4.1 previously filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on November 14, 2024).
4.9	Form of Pre-Funded Warrant issued by Akari Therapeutics, Plc in connection with the March Private Placement (incorporated by reference to Exhibit 4.1 previously filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on March 3, 2025).
4.10	Form of Series A Warrant issued by Akari Therapeutics, Plc in connection with the March Private Placement (incorporated by reference to Exhibit 4.2 previously filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on March 3, 2025).
4.11	Form of Series B Warrant issued by Akari Therapeutics, Plc in connection with the March Private Placement (incorporated by reference to Exhibit 4.3 previously filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on March 3, 2025).
10.1	Relationship Agreement, dated as of July 10, 2015, by and between Celsus Therapeutics Plc and RPC Pharma Limited. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the SEC on July 13, 2015).
10.2	Form of Working Capital Agreement, by and between Volution Immuno Pharmaceuticals SA and the Shareholders named therein. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed with the SEC on July 13, 2015).
10.3†	Amended and Restated 2014 Equity Incentive Plan (incorporated by reference to Annex E to the Registrants Definitive Proxy Statement on Schedule 14A, as filed with the SEC on August 3, 2015).
10.4†	2023 Equity Incentive Plan (incorporated by reference to Exhibit 4.8 to the Registrant’s Form S-8, as filed with the SEC on October 12, 2023).
10.5†	Form of ISO/NQ Stock Option Agreement Granted Under the 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s 2023 Form 10-K, as filed with the SEC on March 29, 2024).

10.6†	Form of Restricted Stock Unit Agreement Granted Under the 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s 2023 Form 10-K, as filed with the SEC on March 29, 2024).
10.7	Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the SEC on June 30, 2016).
10.8	Form of Warrant issued by Akari Therapeutics, Plc in connection with the July 2021 Private Placement (incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 6-K, as filed with the SEC on July 20, 2021).
10.9	Form of Warrant issued by Akari Therapeutics, Plc in connection with the December 2021 Registered Direct Offering (incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 6-K, as filed with the SEC on January 4, 2022).
10.10	Form of Warrant issued by Akari Therapeutics, Plc in connection with the March 2022 Registered Direct Offering (incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 6-K, as filed with the SEC on March 10, 2022).
10.11	Form of Series B Warrant issued by Akari Therapeutics, Plc in connection with the September 2022 Registered Direct Offering and Concurrent Private Placement (incorporated by reference to Exhibit 10.3 to Registrant’s Report on Form 6-K, as filed with the SEC on September 14, 2022).
10.12	Form of Pre-Funded Warrant issued under the Securities Purchase Agreement dated as of September 20, 2023 between Akari Therapeutics, Plc and the investors listed therein (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 6-K, as filed with the SEC on September 21, 2023.
10.13	Form of Placement Agent Warrant issued under the Securities Purchase Agreement dated as of September 20, 2023 between Akari Therapeutics, Plc and the investors listed therein (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 6-K, as filed with the SEC on September 21, 2023.
10.14	Form of Voting and Support Agreement, dated as of March 4, 2024, by and among Akari, and certain stockholders of Peak Bio (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, as filed with the SEC on March 5, 2024).
10.15	Form of Voting and Support Agreement, dated as of March 4, 2024, by and among Peak Bio and certain shareholders of Akari (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, as filed with the SEC on March 5, 2024).
10.16	Form of Series C Warrant issued under the Securities Purchase Agreement dated as of June 4, 2024 between Akari Therapeutics, Plc and the investors listed therein (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, as filed with the SEC on June 4, 2024).
10.17	Form of Placement Agent Warrant issued under the Securities Purchase Agreement dated as of June 4, 2024 between Akari Therapeutics, Plc and the investors listed therein (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, as filed with the SEC on June 4, 2024).
10.18	Form of Convertible Promissory Note, dated May 10, 2024, by and between Akari Therapeutics, Plc and the purchasers party thereto (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q, as filed with the SEC on August 19, 2024).
10.19	Form of Warrant Certificate of the Company (incorporated by reference to Exhibit 4.1 to of the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2022).
10.20	Form of Amended and Restated Warrant Agreement, dated as of October 31, 2022, by and between Ignyte Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2022).

10.21	Form of Convertible Note and Warrant Subscription Agreement, dated April 28, 2023, by and between Peak Bio, Inc. and the Investors party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2023).
10.22	Form of Convertible Note, dated April 28, 2023 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2023).
10.23	Form of Warrant, dated April 28, 2023 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2023).
10.24	Warrant, dated April 28, 2023, issued to Paulson Investment Company, LLC (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2023).
10.25	Form of Senior Secured Promissory Note, dated January 23, 2024, by and between Peak Bio, Inc. and the Hoyoung Huh (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2024).
10.26	Form of Securities Purchase Agreement dated as of March 2, 2025 between Akari Therapeutics, Plc and the purchasers party thereto (incorporated by reference to Exhibit 10.1 previously filed with the Registrant’s Current Report on Form 8-K as filed with the SEC on March 3, 2025).
10.27	Ordinary Share Purchase Agreement, dated as of August 29, 2025 between Akari Therapeutics, PLC and White Lion Capital, LLC (incorporated by reference to Exhibit 10.1 to of the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2025)
10.28	Registration Rights Agreement, dated as of August 29, 2025 between Akari Therapeutics, PLC and White Lion Capital, LLC (incorporated by reference to Exhibit 10.2 to of the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2025)
10.29†	Amendment No. 2 to the Akari Therapeutics, PLC 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to of the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2025)
10.30	Loan Cancellation and Exchange Agreement, dated August 7, 2025, by and among Hoyoung Huh, Akari Therapeutics, Plc and Peak Bio Inc. (incorporated by reference to Exhibit 10.1 to of the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2025)
10.31	Letter Agreement, dated September 19, 2025, by and among Akari Therapeutics Plc and the Holders party thereto (incorporated by reference to Exhibit 10.1 to of the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2025)
10.32	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to of the Company’s Current Report on Form 8-K filed with the SEC on October 16, 2025)
10.33	Form of Placement Agent Agreement (incorporated by reference to Exhibit 10.2 to of the Company’s Current Report on Form 8-K filed with the SEC on October 16, 2025)
10.34	Form of Series E Warrant (incorporated by reference to Exhibit 10.3 to of the Company’s Current Report on Form 8-K filed with the SEC on October 16, 2025)
10.35	Form of Series F Warrant (incorporated by reference to Exhibit 10.4 to of the Company’s Current Report on Form 8-K filed with the SEC on October 16, 2025)
10.36	Form of Placement Agent Warrant (incorporated by reference to Exhibit 10.5 to of the Company’s Current Report on Form 8-K filed with the SEC on October 16, 2025)
10.37†	Consulting Agreement, dated as of October 20, 2025, by and between the Company, Kameel Farag and KDF Ventures LLC (incorporated by reference to Exhibit 10.1 to of the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2025)
10.38	Form of RDO Purchase Agreement (incorporated by reference to Exhibit 10.1 to of the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2025)
10.39	Form of PIPE Purchase Agreement (incorporated by reference to Exhibit 10.2 to of the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2025)
10.40	Form of Placement Agent Agreement (incorporated by reference to Exhibit 10.3 to of the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2025)
10.41	Form of Series G Warrant (incorporated by reference to Exhibit 10.4 to of the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2025)

10.42	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 10.5 to of the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2025)
10.43	Form of Placement Agent Warrant (incorporated by reference to Exhibit 10.6 to of the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2025)
10.44	Form of Exchange Agreement (incorporated by reference to Exhibit 10.7 to of the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2025)
10.45	Form of Note Exchange Warrant (incorporated by reference to Exhibit 10.8 to of the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2025)
10.46†	Chief Executive Officer Agreement, dated as of March 14, 2025, by and between the Company and Abizer Gaslightwala (incorporated by reference to Exhibit 10.1 to of the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2025)
10.47†	Chief Executive Officer Letter Agreement dated as of March 18, 2025, by and between the Company and Abizer Gaslightwala (incorporated by reference to Exhibit 10.2 to of the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2025)
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 of the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2025).
21.1*	List of Subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Clawback Policy (incorporated by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2025).
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH	line XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

† Indicates management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Akari Therapeutics, Plc

Date: March 30, 2026	By:	/s/ Abizer Gaslightwala
Abizer Gaslightwala
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Abizer Gaslightwala	President and Chief Executive Officer	March 30, 2026
Abizer Gaslightwala	(principal executive officer)

/s/ Kameel Farag	Interim Chief Financial Officer	March 30, 2026
Kameel Farag	(principal financial officer and principal accounting officer)

/s/ Hoyoung Huh, M.D., Ph.D.	Chairman	March 30, 2026
Hoyoung Huh, M.D., Ph.D.

/s/ Ray Prudo, M.D.	Director	March 30, 2026
Ray Prudo, M.D.

/s/ James Neal	Director	March 30, 2026
James Neal

/s/ Sandip I. Patel	Director	March 30, 2026
Sandip I. Patel

/s/ Robert Bazemore	Director	March 30, 2026
Robert Bazemore

/s/ Samir R. Patel, M.D.	Director	March 30, 2026
Samir R. Patel, M.D.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Akari Therapeutics, Plc

Tampa, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Akari Therapeutics, Plc (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity (deficit), and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Impairment Assessment of Intangible Asset Related to In-process Research and Development (IPR&D)

As disclosed in Notes 2 and 4 to the consolidated financial statements, the Company’s AKTX-101 IPR&D intangible asset balance was approximately $34.0 million as of December 31, 2025. The Company’s IPR&D is tested for impairment at least annually, or more frequently if impairment indicators are present. As of December 31, 2025, the Company estimated the fair value of the AKTX-101 IPR&D during an annual impairment assessment, which resulted in no impairment. The estimated fair value of the AKTX-101 IPR&D was valued using the multi-period excess earnings method. Significant assumptions used in determining the fair value of the AKTX-101 IPR&D include forecasted gross product sales, discount rate and probability of clinical trial success and obtaining regulatory approval.

We identified the annual impairment assessment of the AKTX-101 IPR&D intangible asset as a critical audit matter. The principal considerations for our determination are the significant judgments and subjectivity required in assessing the fair value of the AKTX-101 IPR&D intangible asset and certain significant assumptions used related to: (i) the forecasted gross product sales, (ii) discount rate, and (iii) probability of clinical trial success and obtaining regulatory approval. Auditing these assumptions and judgments involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address these matters, including the involvement of professionals with specialized skills or knowledge.

The primary procedures we performed to address this critical audit matter included:

●	Evaluating the reasonableness of forecasted gross product sales by comparing them against relevant life science studies, market and industry data, and historical sales of comparable products.

●	Utilizing professionals with specialized skills and knowledge in valuation to assist in: (i) evaluating the reasonableness of the discount rate used in the valuation model; (ii) developing independent estimates of the discount rate and comparing those to the discount rate selected by management; and (iii) assessing the reasonableness of the probability of clinical trial success and obtaining regulatory approval used in the valuation model.

Impairment Assessment of Goodwill

As disclosed in Note 2 to the consolidated financial statements, the Company’s goodwill balance was approximately $8.4 million as of December 31, 2025. The Company’s goodwill is tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that the fair value of its reporting unit may be less than its carrying value. As of December 31, 2025, the Company estimated the fair value of the reporting unit during an annual impairment assessment, which resulted in no impairment. The estimated fair value of the reporting unit was determined using the adjusted net assets method. Significant assumptions used when determining the fair value of the reporting unit include forecasted gross product sales, discount rate, control premium, and probability of clinical trial success and obtaining regulatory approval.

We identified the annual impairment assessment of goodwill as a critical audit matter. The principal considerations for our determination are the significant judgments and subjectivity required in assessing the fair value of the reporting unit and certain significant assumptions used related to: (i) the forecasted gross product sales, (ii) discount rate, (iii) control premium, and (iv) probability of clinical trial success and obtaining regulatory approval. Auditing these assumptions and judgments involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address these matters, including the involvement of professionals with specialized skills or knowledge.

The primary procedures we performed to address this critical audit matter included:

●	Evaluating the reasonableness of forecasted gross product sales by comparing them against relevant life science studies, market and industry data, and historical sales of comparable products.

●	Utilizing professionals with specialized skills and knowledge in valuation to assist in: (i) evaluating the reasonableness of the discount rate used in the valuation model; (ii) evaluating the reasonableness of the control premium; (iii) developing independent estimates of the discount rate and comparing those to the discount rate selected by management; and (iv) assessing the reasonableness of the probability of clinical trial success and obtaining regulatory approval used in the valuation model.

Classification of Warrants

As described in Notes 6, 7, and 9 to the consolidated financial statements, in March 2025 and in April 2025, the Company sold to certain investors its American Depository Shares (“ADSs”) and pre-funded warrants (“March and April Pre-Funded Warrants”) in private placement offerings. In connection with these offerings, the Company also issued warrants to certain investors (the “Series A Warrants” and the “Series B Warrants”). In October 2025, the Company sold to certain investors its ADSs in a registered direct offering. In connection with this offering, the Company also issued warrants to the investors (the “Series E Warrants” and the “Series F Warrants”). In December 2025, the Company sold to certain investors its ADSs and issued warrants to the investors (the “Series G Warrants”) in a registered direct offering. The Company also issued Series G Warrants and pre-funded warrants (the “December Pre-Funded Warrants”) to certain investors in a concurrent private placement. Furthermore, in connection with the direct offering and private placement, the Company entered into note cancellation and exchange agreements with each holder of the August 2025 Notes to exchange the total outstanding principal amounts of the August 2025 Notes for prefunded warrants (the “Note Exchange Pre-Funded Warrants”) and unregistered note exchange warrants (the “Note Exchange Warrants”). The Company determined that these financial instruments met all of the criteria for equity classification and recorded them as a component of additional paid-in capital upon the closing of the transactions.

We identified the evaluation of the financial statement accounting classification for the March and April Pre-Funded Warrants, the Series A Warrants, the Series B Warrants, the Series E Warrants, the Series F Warrants, the Series G Warrants, the December Pre-Funded Warrants, the Note Exchange Pre-Funded Warrants, and the Note Exchange Warrants as a critical audit matter. Our principal considerations included the judgments required to evaluate accounting complexities related to certain provisions of the warrant agreements, including settlement provisions and derivative elements. Auditing these elements involved especially complex auditor judgment, including the extent of expertise needed.

The primary procedures we performed to address this critical audit matter included:

●	Evaluating the appropriateness of management’s accounting conclusions through the review of: (i) the relevant terms of the relevant warrant agreements, (ii) the completeness and accuracy of the Company’s technical accounting analysis, and (iii) the appropriateness of application of the relevant accounting literature.

●	Utilizing personnel with expertise in relevant technical accounting to assist in: (i) evaluating relevant terms of the relevant warrant agreements in relation to the appropriate accounting literature, and (ii) assessing the appropriateness of conclusions reached by the Company related to the March and April Pre-Funded Warrants, the Series A Warrants, the Series B Warrants, the Series E Warrants, the Series F Warrants, the December Pre-Funded Warrants, and the Note Exchange Pre-Funded Warrants.

August 2025 Notes Issuance and Warrant Amendment

As described in Notes 6 and 9 to the consolidated financial statements, in August 2025, the Company issued unsecured promissory notes with a 20% original issue discount (the “August 2025 Notes” or “Notes”) to certain investors, including the Company’s directors, with an aggregate purchase price of approximately $3.0 million and an aggregate principal amount of approximately $3.8 million. In connection with the issuance and sale of the Notes, the Company agreed to extend the expiration date of Series A warrants held by the Notes investors, previously issued in the March 2025 Private Placement (the “Series A Warrants”), by 48 months from the original date of expiration. For the Notes issued to third party investors, the change in fair value of Series A Warrants upon amendment of approximately $1.9 million was recognized as debt issuance costs to the extent of the aggregate Notes purchase price of $1.5 million, and the remainder of approximately $0.4 million as a loss on debt issuance, which is recorded in loss on debt extinguishment in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2025.

We identified the accounting evaluation of the August 2025 Notes issued to third party investors and Series A Warrant amendment as a critical audit matter. The principal considerations for our determination were the complexities involved in: (i) the evaluation of the contract terms and conditions in accordance with the appropriate accounting literature, (ii) the evaluation of the appropriate accounting treatment of the change in fair value of Series A Warrants upon amendment. Auditing these elements involved especially complex auditor judgment, including the extent of expertise needed.

The primary procedures we performed to address this critical audit matter included:

●	Utilizing personnel with expertise in relevant technical accounting to assist in: (i) evaluating relevant contract terms and conditions of the August 2025 Notes in relation to the relevant accounting literature, and (ii) evaluating the appropriate accounting treatment of the change in fair value of Series A Warrants upon amendment.

/S/ BDO USA, P.C.

We have served as the Company’s auditor since 2016.

New York, New York

March 30, 2026

AKARI THERAPEUTICS, PLC

Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash	$5,203	$2,599
Restricted cash	60	60
Prepaid expenses	185	92
Other current assets	14	201
Total current assets	5,462	2,952
Goodwill	8,430	8,430
Other intangible assets	34,000	39,180
Total assets	$47,892	$50,562

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,770	$12,407
Accrued expenses	2,342	3,137
Convertible notes, net	673	700
Convertible notes, related party	—	250
Notes payable, net	81	659
Notes payable, related party	—	1,651
Warrant liabilities	61	1,012
Other current liabilities	424	94
Total current liabilities	12,351	19,910
Derivative liability	230	—
Other non-current liabilities	31	383
Deferred tax liability	6,952	8,040
Total liabilities	19,564	28,333

Commitments and contingencies (Note 11)

Shareholders’ equity:
Share capital of $0.000000005 par value
Authorized: 761,963,201,733 and 245,035,791,523 ordinary shares at December 31, 2025 and December 31, 2024, respectively; issued and outstanding: 90,536,879,533 and 53,186,919,523 ordinary shares at December 31, 2025 and December 31, 2024, respectively	—	5,319
Additional paid-in capital	234,318	212,706
Capital redemption reserve	59,342	52,194
Accumulated other comprehensive loss	(782)	(738)
Accumulated deficit	(264,550)	(247,252)
Total shareholders’ equity	28,328	22,229
Total liabilities and shareholders’ equity	$47,892	$50,562

The accompanying notes are an integral part of these consolidated financial statements.

AKARI THERAPEUTICS, PLC

Consolidated Statements of Operations and Comprehensive Loss

(amounts in thousands, except share and per share data)

	Year Ended
	December 31,
	2025	2024
Operating expenses:
Research and development	$2,815	$6,983
General and administrative	9,280	9,664
Impairment loss on other intangible assets	5,180	—
Merger-related expenses	—	3,273
Restructuring and other expenses	—	1,723
Total operating expenses	17,275	21,643
Loss from operations	(17,275)	(21,643)
Other income (expense):
Interest income	1	8
Interest expense	(949)	(244)
Gain on settlement of current liabilities	2,984	—
Loss on debt extinguishment	(3,164)	—
Change in fair value of warrant liabilities	775	2,085
Loss on derivative liability	(230)	—
Foreign currency exchange gains (losses), net	(443)	6
Other expense, net	—	(3)
Total other income, net	(1,026)	1,852

Net loss before income taxes	(18,301)	(19,791)
Income tax benefit	1,003	—
Net loss	$(17,298)	$(19,791)

Net loss per share –– basic and diluted	$(0.00)	$(0.00)
Weighted-average number of ordinary shares used in computing net loss per share –– basic and diluted	67,328,128,638	23,888,010,485

Comprehensive loss:
Net loss	$(17,298)	$(19,791)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(44)	302
Total other comprehensive income, net of tax	(44)	302
Total comprehensive loss	$(17,342)	$(19,489)

The accompanying notes are an integral part of these consolidated financial statements.

AKARI THERAPEUTICS, PLC

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

(amounts in thousands, except share data)

					Accumulated
	Share Capital $		Additional	Capital	Other		Total
	$0.000000005 par value		Paid-in	Redemption	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Reserve	Income	Deficit	Equity (Deficit)
Balance, December 31, 2023	13,234,315,298	$1,324	$174,754	$52,194	$(1,040)	$(227,461)	$(229)
Issuance of share capital related to financing, net of issuance costs	14,127,540,000	1,413	10,054	—	—	—	11,467
Issuance of share capital related to acquisition of Peak Bio, Inc., net of issuance costs	25,227,884,000	2,523	25,606	—	—	—	28,129
Issuance of shares for services	334,396,000	33	238	—	—	—	271
Vesting of restricted shares	383,275,400	38	(10)	—	—	—	28
Shares withheld for payroll taxes	(120,491,175)	(12)	(181)	—	—	—	(193)
Stock-based compensation	—	—	2,245	—	—	—	2,245
Foreign currency translation	—	—	—	—	302	—	302
Net loss	—	—	—	—	—	(19,791)	(19,791)
Balance, December 31, 2024	53,186,919,523	$5,319	$212,706	$52,194	$(738)	$(247,252)	$22,229
Issuance of share capital related to financing, net of issuance costs	35,627,358,000	1,657	10,068	—	—	—	11,725
Issuance of share capital on conversion of convertible notes, related party	387,880,000	39	270	—	—	—	309
Issuance of shares for services	1,002,900,000	100	522	—	—	—	622
Vesting of restricted shares	331,822,000	33	—	—	—	—	33
Issuance of warrants related to financing	—	—	1,036	—	—	—	1,036
Issuance of warrants related to note extinguishment	—	—	3,991	—	—	—	3,991
Modification of warrants in connection with issuance of notes payable	—	—	2,643	—	—	—	2,643
Reclassification and modification of warrants in connection with amendment of convertible notes	—	—	192	—	—	—	192
Issuance of share capital upon conversion of deferred shares	10	—	—	—	—	—	—
Subdivision of Ordinary Shares	—	(7,148)	—	7,148	—	—	—
Stock-based compensation	—	—	2,890	—	—	—	2,890
Foreign currency translation	—	—	—	—	(44)	—	(44)
Net loss	—	—	—	—	—	(17,298)	(17,298)
Balance, December 31, 2025	90,536,879,533	$—	$234,318	$59,342	$(782)	$(264,550)	$28,328

The accompanying notes are an integral part of these consolidated financial statements.

AKARI THERAPEUTICS, PLC

Consolidated Statements of Cash Flows

(amounts in thousands)

	Year Ended
	December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,298)	$(19,791)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	14
Stock-based compensation	2,890	2,245
Issuance of shares for services	27	271
Accretion of debt issuance costs	589	—
Gain on settlement of current liabilities	(2,984)	—
Loss on debt extinguishment	3,164	—
Change in fair value of warrant liabilities	(775)	(2,085)
Impairment loss on other intangible assets	5,180	—
Loss on derivative liability	230	—
Deferred income tax benefit	(1,088)	—
Unrealized foreign currency exchange losses (gains)	(99)	255
Change in assets and liabilities, net of acquisition of Peak Bio:
Prepaid expenses and other current assets	594	1,316
Accounts payable and accrued expenses	(998)	5,223
Net cash used in operating activities	(10,568)	(12,552)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in Peak Bio Acquisition	—	382
Net cash provided by investing activities	—	382
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares, net of issuance costs	10,725	11,815
Proceeds from issuance of warrants	1,036	—
Proceeds from issuance of notes payable	2,099	—
Proceeds from issuance of convertible notes	—	1,000
Repayment of notes payable and convertible notes	(553)	(750)
Proceeds from issuance of restricted shares	—	26
Proceeds from employee vesting of restricted shares	33	2
Proceeds from pre-funded warrants	330	—
Payments on seller-financed purchases	(499)	(1,105)
Net cash provided by financing activities	13,171	10,988
Effect of exchange rates on cash	1	(4)
Net change in cash	2,604	(1,186)
Cash and restricted cash at beginning of period	2,659	3,845
Cash and restricted cash at end of period	$5,263	$2,659

Components of cash and restricted cash
Cash	$5,203	$2,599
Restricted cash	60	60
Total cash and restricted cash	$5,263	$2,659

The accompanying notes are an integral part of these consolidated financial statements.

	Year Ended
	December 31,
	2025	2024

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Financing costs in accounts payable and accrued expenses	$—	$348
Seller-financed purchases	$499	$1,105
Issuance of share capital for settlement of convertible notes, related party	$309	$—
Issuance of share capital for settlement of related party debt	$1,000	$—
Issuance of share capital for payments in kind	$595	$—
Modification of warrants in connection with issuance of notes payable	$2,643	$—
Modification of warrants in connection with amendment of convertible notes	$192	$—
Issuance of warrants in connection with note exchange and cancellation	$3,991	$—
Payroll taxes on stock-based compensation in accrued expenses	$—	$193
Issuance of ordinary shares for Peak Bio Acquisition	$—	$28,129
Warrants assumed in connection with Peak Bio Acquisition	$—	$1,844
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$101	$143
Cash paid for income taxes	$—	$—

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

On November 14, 2024, the Company completed the acquisition under the Merger Agreement (“Closing”), pursuant to which, Merger Sub merged with and into Peak Bio, with Peak Bio surviving the acquisition as a wholly owned subsidiary of Akari.

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

The Company has incurred substantial losses and negative cash flows since inception and had an accumulated deficit of $264.5 million as of December 31, 2025. The Company’s cash balance of $5.2 million as of December 31, 2025 is not sufficient to fund its operations for the one-year period after the date these consolidated financial statements are issued. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in research and development. The Company is subject to a number of risks and uncertainties similar to those of other companies of the same size within the biotechnology industry, such as uncertainty of preclinical research outcomes, uncertainty of additional funding, and history of operating losses. Substantial additional financing will be needed by the Company to fund its operations. Management is currently evaluating different strategies to obtain the required funding for future operations. These strategies may include but are not limited to: private placements and/or public offerings of equity and/or debt securities, and strategic research and development collaborations and/or similar arrangements. There can be no assurance that these future funding efforts will be successful.

Nasdaq Continued Listing Rules

On November 24, 2025, the Company received a letter (“Letter”) from the Listing Qualifications Staff (the “Staff”) of The Nasdaq Capital Market (“Nasdaq”) indicating that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2) because the bid price for the Company’s American Depositary Shares (“ADS”) had closed below $1.00 per share (the “Minimum Bid Requirement”) for the previous thirty consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company had 180 calendar days from the date of such notice, or until May 25, 2026, to regain compliance with the Minimum Bid Requirement. To regain compliance, the bid price for the Company’s ADS must have closed at $1.00 per share or more for a minimum of ten consecutive business days. In the event the Company does not regain compliance by May 25, 2026, the Company may then be eligible for additional 180 days if it meets the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period. If the Company does not qualify for the second compliance period or fails to regain compliance during the second compliance period, then Nasdaq will notify the Company of its determination to delist the Company’s ADSs, at which point the Company will have an opportunity to appeal the delisting determination to a Hearings Panel.

The Company intends to monitor the closing bid price of its ADSs and may, if appropriate, consider implementing available options, including, but not limited to, implementing a ratio change of its ADSs, to regain compliance with the minimum bid price requirement under the Nasdaq Listing Rules.

If the Company continues to not be in compliance or it fails to meet any of the other Nasdaq continuing listing requirements, its ADSs may be subject to delisting, and the Company may become subject to delisting proceedings.

Par Value Change

Effective December 15, 2025, shareholders approved to sub-divide each of the ordinary shares with a par value of $0.0001 into one ordinary share with a par value $0.000000005 and 19,999 deferred shares with a par value $0.000000005 (the “Deferred Shares”), with such shares having the rights and being subject to the restrictions as set out in the new Articles of Association. As a result, the number of outstanding ordinary shares of the Company remained unchanged and there were 1,429,517,750,998,477 Deferred Shares created. The deferred shares were repurchased and cancelled, and the Company issued 10 ordinary shares in connection with a buyback agreement. The rights attached to the ordinary shares, with a par value of $ 0.000000005 (including voting and dividend rights and rights on a return of capital) are identical in all respects to the previously outstanding ordinary shares with a par value of $0.0001. The Deferred Shares have limited rights and are effectively valueless. There is no direct effect on the value of an ADS.

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

Segment information – The Company manages its operations as a single operating segment, or reporting unit, for the purposes of assessing performance, making operating decisions and allocating resources, resulting in a single reportable segment. The Company has determined that its Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer. The Company’s CODM reviews the Company’s financial information on a consolidated basis for purposes of allocating resources and assessing financial performance. All of the Company’s tangible assets are held in the United States. See Note 13, Segment Information, for additional details.

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

Fair value measurements – Certain assets and liabilities are carried at fair value under U.S. GAAP. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

●	Level 1 – quoted prices in active markets for identical assets and liabilities.

●	Level 2 – inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 – unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each reporting period. The fair value hierarchy also requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The carrying values of the Company’s cash, prepaid expenses and other current assets, accounts payable and accrued expenses, notes payable (related and non-related), convertible notes payable (related and non-related), other current and non-current liabilities approximate their fair values due to the short-term nature of these assets and liabilities. The Company’s liability-classified warrants are recorded at their estimated fair value. See Note 6.

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

Cash – The Company considers all highly-liquid investments with original maturities of 90 days or less at the time of acquisition to be cash equivalents. The Company had no cash equivalents as of December 31, 2025 or 2024.

Prepaid expenses – Payments made prior to the receipt of goods or services are capitalized until the goods or services are received.

Other current assets – Other current assets as of December 31, 2025 and 2024 were principally comprised of Value Added Tax (“VAT”) receivables.

Restricted cash – Restricted cash of $60,000 as of December 31, 2025 and 2024 is a restricted bank account established to secure the Company’s credit cards.

Other intangible assets – The Company recognized other intangible assets comprised of in-process research and development (“IPR&D”) in connection with its acquisition of Peak Bio (Note 3), which closed on November 14, 2024.

The fair value of acquired IPR&D was capitalized and accounted for as an indefinite-lived intangible asset and is not subject to amortization. The Company assesses IPR&D assets for impairment at least annually, on December 31, or if events or changes in circumstances indicate that it is more likely than not that the assets are impaired. Once the associated R&D efforts are completed, the carrying value of the acquired IPR&D is reclassified as a finite-lived asset and amortized over its useful life. Incremental R&D costs incurred subsequent to the acquisition are expensed as incurred.

The Company may first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the IPR&D asset is less than its carrying amount. For IPR&D, the qualitative assessment focuses on key inputs, assumptions and rationale utilized in the establishment of the fair value. If the Company concludes that it is more likely than not that the fair value of the IPR&D asset is less than its carrying value, or if the Company elects to bypass the qualitative assessment, a quantitative impairment test is performed.

The quantitative test compares the fair value of the IPR&D asset with its carrying amount. When the carrying value of the IPR&D asset exceeds its fair value, an impairment charge is recorded in current earnings for the excess of the asset’s carrying value over its fair value. The estimated fair value of the IPR&D asset is determined using the multi-period excess earnings method. The estimation of the fair value of the IPR&D asset requires significant management judgment with respect to forecasted gross revenues (including upfront and milestone revenue and royalty revenue based on forecasted product sales), revenue and expense growth rates, probability of clinical trial success and obtaining regulatory approval, and the selection and use of an appropriate discount rate.  The estimates of the fair value of each intangible asset are based on the best information available as of the date of the assessment. The use of different assumptions would increase or decrease estimated discounted future operating cash flows and could increase or decrease an impairment charge.

During the quarter ended September 30, 2025, the Company performed a qualitative assessment and determined that a change in the Company’s allocation of resources triggered a quantitative analysis for the Company’s PHP 303 IPR&D asset. As a result of the quantitative impairment test, the Company determined that its PHP 303 IPR&D asset was impaired.  As a result, an impairment loss of $5.2 million was recorded in the consolidated statement of operations.

As of December 31, 2025, the Company prepared a quantitative assessment of its AKTX 101 IPR&D asset and determined there was no impairment of this asset.

Goodwill – The Company recognized goodwill, which represents the excess of the purchase price paid over the fair value of the identifiable net assets acquired and liabilities assumed in connection with its acquisition of Peak Bio (Note 3), which closed on November 14, 2024. As of December 31, 2025 and 2024, the goodwill amount was $8.4 million.

Goodwill is not amortized but is evaluated for impairment in accordance with ASC 350, Intangibles—Goodwill and Other (“ASC 350”).

The Company tests goodwill for impairment at least annually, on December 31, or more frequently if events or changes in circumstances indicate that the carrying value of a reporting unit may be less than its carrying value. Goodwill is tested for impairment at the reporting unit level. If goodwill and another asset from the same reporting unit are tested for impairment simultaneously, the other asset shall be tested for impairment before goodwill.

The Company may first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In performing the qualitative assessment, the Company considers relevant events and circumstances, including (i) overall financial performance, including recent fundraising activities (ii) industry and market conditions in which the Company operates, (iii) changes in management or strategy, (iv) macroeconomic conditions, and (v) changes in the fair market value of the Company’s ADSs and market capitalization. If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, or if the Company elects to bypass the qualitative assessment, a quantitative impairment test is performed. The quantitative test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to the excess, limited to the total amount of goodwill allocated to that reporting unit. The estimated fair value of the reporting unit is determined using the adjusted net assets method. The estimation of the fair value of a reporting unit requires significant management judgment with respect to control premium, forecasted gross revenues (including upfront and milestone revenues and royalty revenues from product sales), probability of clinical trial success and obtaining regulatory approval, revenue and expense growth rates, and the selection and use of an appropriate discount rate. The estimates of the fair value of reporting units are based on the best information available as of the date of the assessment. The use of different assumptions would increase or decrease estimated discounted future operating cash flows and could increase or decrease an impairment charge. Company management uses its judgment in assessing whether assets may have become impaired between annual impairment tests.

The Company determined that it has one reporting unit for the purposes of assessing performance, making operating decisions and allocating resources, resulting in a single reportable segment, or reporting unit. As of December 31, 2025, the Company prepared a quantitative assessment and determined there was no impairment of goodwill.

Accrued expenses – As part of the process of preparing the consolidated financial statements, the Company estimates accrued expenses. This process involves identifying services that third parties have performed on the Company’s behalf and estimating the level of service performed and the associated cost incurred on these services as of each balance sheet date in the Company’s consolidated financial statements. Examples of estimated accrued expenses include contract service fees in conjunction with pre-clinical development, professional service fees and contingent liabilities. In connection with these service fees, the Company’s estimates are most affected by its understanding of the status and timing of services provided relative to the actual services incurred by the service providers. If the Company does not identify certain costs that have been incurred, or it under or over-estimates the level of services or costs of such services, the Company’s reported expenses for a reporting period could be understated or overstated. The date on which certain services commence, the level of services performed on or before a given date, and the cost of services are often subject to the Company’s estimation and judgment. The Company makes these judgments based upon the facts and circumstances known to it in accordance with U.S. GAAP. See Note 5.

Convertible notes and notes payable – The Company accounts for convertible promissory notes in accordance with ASC Topic 470-20, Debt with Conversion and Other Options (“ASC 470-20”) and has not elected the fair value option as provided for within ASC Topics 815 and 825. Accordingly, the Company evaluated the embedded conversion and other features within convertible notes and notes payable to determine whether any of the embedded features should be bifurcated from the host instrument and accounted for as a derivative at fair value. Based on management’s evaluation, the Company determined that none of the embedded features were required to be bifurcated and accounted for separately.

Warrant liabilities – The Company accounts for ordinary share or ADS warrants as either equity instruments, liabilities or derivative liabilities in accordance with ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and/or ASC Topic 815, Derivatives and Hedging (“ASC 815”), depending on the specific terms of the warrant agreement. Liability-classified warrants are recorded at their estimated fair values at issuance and are remeasured each reporting period until they are exercised, terminated, reclassified or otherwise settled. Changes in the estimated fair value of liability-classified warrants are recorded in “change in fair value of warrant liabilities” in the Company’s consolidated statements of operations and comprehensive loss. Equity-classified warrants are recorded within “additional paid-in capital” in the Company’s consolidated statements of shareholders’ equity (deficit) at the time of issuance and are not subject to remeasurement.

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

Merger-related expenses – Merger-related expenses include direct expenses incurred in connection with the acquisition of Peak Bio and are comprised primarily of legal and professional fees and other incremental costs directly associated to the acquisition.

Restructuring and other expenses – In May 2024, the Company implemented a reduction-in-force of approximately 67% of its total workforce as a result of the recently announced program prioritization under which the Company’s nomacopan HSCT-TMA program was suspended. The reduction-in-force was part of an operational restructuring plan (the “May 2024 Plan”) which included the elimination of certain senior management positions and was completed in the third quarter of 2024. The purpose of the restructuring plan, including the reduction-in-force, was to reduce HSCT-TMA related operating costs, while supporting the execution of the Company’s long-term strategic plan. As of December 31, 2025, the Company does not expect to incur additional restructuring-related expenses related to the May 2024 Plan.

The following table presents the restructuring reserve and accrual activity for the years ended December 31, 2025 and 2024:

	Severance and	Other
(In thousands)	Employee Benefit Costs	Restructuring Charges	Total
Balance at December 31, 2023	$—	$—	$—
Restructuring charges	1,645	78	1,723
Cash payments	(910)	(78)	(988)
Non-cash stock-based compensation	(285)	—	(285)
Balance at December 31, 2024	$450	$—	$450
Restructuring charges adjustment	(50)	—	(50)
Cash payments	(400)	—	(400)
Balance at December 31, 2025	$—	$—	$—

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

Leases – The Company accounts for its leases in accordance with ASC 842, Leases. In accordance with ASC 842, the Company records a right-of-use (“ROU”) asset and corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. Leases with an initial term of twelve months or less are not recorded on the consolidated balance sheet and are recognized on a straight-line basis over the lease term. As of December 31, 2025 and 2024, the Company did not have any leases with a term longer than twelve months. Accordingly, no ROU assets and corresponding lease liabilities are included in the Company’s consolidated balance sheets as of December 31, 2025 or 2024.

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

The Company follows the provisions of ASC 740 “Accounting for Uncertainty in Income Taxes” (“ASC 740”), which prescribes recognition thresholds that must be met before a tax position is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under ASC 740, an entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. Interest and penalties related to uncertain tax positions are recognized as general and administrative expense. At December 31, 2025 and 2024, the Company had no uncertain tax positions.

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

For periods in which the Company has reported net losses, diluted net loss per ordinary share is the same as basic net loss per ordinary share, since dilutive ordinary shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss for each of the years ended December 31, 2025 and 2024.

The following potential dilutive securities, presented based on amounts outstanding at the end of each reporting period, have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	As of December 31,
	2025	2024
Stock options	13,610,984,000	3,963,964,688
Restricted stock units	129,792,000	—
Warrants	106,628,156,000	20,518,595,300
Convertible notes	1,832,118,000	406,236,000
Total	122,201,050,000	24,888,795,988

Loss contingencies, legal matters – Akari is involved from time to time in various claims, proceedings, and litigation, including those described in Note 11. The Company establishes reserves for specific legal proceedings when we determine that the likelihood of an unfavorable outcome is probable and the amount of loss can be reasonably estimated.

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

Recently Adopted Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The objective of ASU 2023-09 is to enhance disclosures related to income taxes, including specific thresholds for inclusion within the tabular disclosure of income tax rate reconciliation and specified information about income taxes paid, net of refunds received, disaggregated by federal, state, and foreign jurisdictions. ASU 2023-09 is effective for public companies starting in annual periods beginning after December 15, 2024. The amendments have been applied on a prospective basis. Refer to Note 12, Income Taxes, for additional details.

Note 3. Peak Bio Acquisition

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

In connection with the acquisition of Peak Bio, the Company assumed (i) warrants issued to investors (“November 2022 Peak Bio Warrants”) to purchase an aggregate of 1,577,556 ADSs at $39.18 per ADS, and (ii) warrants issued to investors (“April 2023 Peak Bio Warrants”) to purchase an aggregate of 1,187,013 ADSs at $2.04 per ADS. The assumed Peak Bio warrants are fully vested and thus are included in the consideration transferred.

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

Merger-related expenses, which were comprised primarily of regulatory, financial advisory and legal fees, totaled $3.3 million for the year ended December 31, 2024 and were included in the consolidated statements of operations and comprehensive loss. The Company issued Paulson Investment Company LLC (“Paulson”) an advisory fee in connection with the acquisition equal to 243,000,000 ordinary shares or 121,500 ADS equivalents for a value of $270,945, based on the closing price of the Company’s ADS on the Closing Date multiplied by the number of ADS issued.

Peak Bio’s operating results were consolidated with the Company’s beginning on November 14, 2024. Therefore, the consolidated results of operations for the year ended December 31, 2024 may not be comparable to the same period in 2023. Peak Bio’s results of operations included in the Company’s consolidated results of operations from the acquisition date to December 31, 2024 are presented in the table below (in thousands):

Operating expenses:
Research and development	$7,230
General and administrative	104,756
Total operating expenses	111,986
Loss from operations	(111,986)
Other expense, net	(28,007)
Net loss	$(139,993)

Pro Forma Financial Information (Unaudited)

The following table summarizes certain of the Company’s supplemental pro forma financial information for the year ended December 31, 2024, as if the acquisition of Peak Bio had occurred as of January 1, 2024. The unaudited pro forma financial information for the year ended December 31, 2024 reflect (i) the reversal of a gain recognized on Peak Bio’s office lease termination and corresponding impairment of its right to use asset, (ii) the reversal of fair value adjustments recognized on Peak Bio’s warrant liabilities and derivative liability, and (iii) the reversal of interest and accretion expense on Peak Bio’s debt that was settled on the acquisition date. For the year ended December 31, 2024, transaction costs incurred by the Company and Peak Bio were $3.2 million. The unaudited pro forma financial information is for comparative purposes only and is not necessarily indicative of what would have occurred had the acquisition been made at that date or of results which may occur in the future (in thousands).

	Year Ended December 31, 2024
	As Reported	Pro Forma
Net loss	$(19,791)	$(23,791)

Note 4. Intangible Assets

The Company’s IPR&D and goodwill are tested for impairment at least annually, or more frequently if impairment indicators are present.

During the quarter ended September 30, 2025, the Company performed a qualitative assessment and determined that a change in the Company’s allocation of resources triggered a quantitative analysis for the Company’s PHP 303 IPR&D asset. As a result of the quantitative impairment test, the Company determined that its PHP 303 IPR&D asset was impaired. As a result, we recorded an impairment charge of $5.18 million related to the Company’s PHP 303 asset due to reprioritization of resources to our ADC platform, no further development plans and inability to find a collaborative partner to date for this program.

As of December 31, 2025, the Company prepared a quantitative assessment of its AKTX 101 IPR&D asset and determined there was no impairment of this asset.

The following table presents information about the Company’s IPR&D assets:

	December 31, 2025
(In thousands)	Gross Carrying Amount	Cumulative Impairment Charge	Net Book Value
AKTX-101	$34,000	$—	$34,000
PHP-303	5,180	5,180	—
Total other intangible assets	$39,180	$5,180	$34,000

	December 31, 2024
(In thousands)	Gross Carrying Amount	Cumulative Impairment Charge	Net Book Value
AKTX-101	$34,000	$—	$34,000
PHP-303	5,180	—	5,180
Total other intangible assets	$39,180	$—	$39,180

There were no changes in the carrying value of goodwill during the years ended December 31, 2025 and 2024.

Note 5. Accrued Expenses

Accrued expenses consisted of the following:

	December 31,	December 31,
(In thousands)	2025	2024
Employee compensation and benefits	$780	$473
External research and development expenses	299	178
Professional and consulting fees	814	1,305
Restructuring	—	450
Other	449	731
Total accrued expenses	$2,342	$3,137

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

As of December 31, 2025 and December 31, 2024, the outstanding balance on the September 2024 Note was less than $0.1 million and $0.3 million, respectively.

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

As of December 31, 2024, the principal balance of $0.4 million plus accrued interest of less than $0.1 million, presented within accrued expenses in the Company’s consolidated balance sheets, was due for payment. On February 28, 2025, the Company signed a Settlement Agreement and Release in the amount of $325,000 for full satisfaction of the outstanding principal and accrued interest owed on the November 2023 Notes. The payment of $325,000 was made on March 6, 2025 and the Company recognized a gain on debt extinguishment of less than $0.1 million, which is reflected in the gain on settlement of current liabilities in the statements of operations for the year ended December 31, 2025.

The Company did not recognize any interest expense during the year ended December 31, 2025.

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

The Company recognized interest expense of less than $0.1 million during the year ended December 31, 2024 and interest expense, including amortization of the discount of less than $0.1 million, during the year ended December 31, 2025. As of December 31, 2025 and 2024, accrued interest on the April 2023 Notes of less than $0.1 million is presented within “Accrued expenses” in the Company’s consolidated balance sheets.

Refer to Note 9 for convertible notes, related party.

August 2025 Notes

In August 2025, the Company issued unsecured promissory notes with a 20% original issuance discount (each a “August 2025 Note” and together, the “August 2025 Notes”) to certain investors, including the Company’s directors. In connection with the issuance and sale of the August 2025 Notes, the Company agreed to extend the expiration date of Series A warrants held by August 2025 Note investors, previously issued in the March 2025 Private Placement (as defined in Note 7) (the “Series A Warrants”), by 48 months from the original date of expiration (the “Warrant Amendment Agreements”).

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

At the close of the August 2025 Note Offering, the Company incurred a total of approximately $0.1 million in placement agent fees with Paulson Investment Company, LLC, which were accounted for as debt issuance costs.

The amended Series A Warrants were accounted for in accordance with ASC 815 with the change in fair value, as a result of the amendment, being recognized first as a loss on debt extinguishment to the extent of the purchase price and the remainder as a debt issuance cost. The aggregate fair value of the Series A Warrants at issuance date using a Black Scholes Option Pricing Model was $2.1 million based on a stock price of $1.11, expected volatility of 93%, a risk-free rate of 3.82% and an expected term of 0.6 years. The aggregate fair value of the Series A Warrants at the amendment date using a Black Scholes Option Pricing Model was $3.9 million based on a stock price of $1.11, expected volatility of 88%, a risk-free rate of 3.70% and an expected term of 4.6 years, resulting in a change in fair value of $1.9 million from the issuance date. The Company recognized a loss on debt issuance, which is recorded in loss on debt extinguishment on the consolidated statements of operations and comprehensive loss for the year ended December 31, 2025, of $0.4 million and the remaining $1.5 million was accounted for as a debt issuance cost.

At the issuance date, debt issuance costs were capitalized and were being amortized as interest expense over the term of the notes using the effective interest method. The Company recorded amortization of debt issuance costs of $0.5 million in interest expense from date of issuance through the date of note cancellation, December 17, 2025.

On December 17, 2025, the Company entered into note cancellation and exchange agreements (each, an “Exchange Agreement”) with each holder of the August 2025 Notes to exchange the total outstanding principal amount of $1,875,000 for (i) Pre-Funded Warrants to purchase up to an aggregate of 4,828,740 ADSs (“Note Exchange Pre-Funded Warrants”) and (ii) unregistered note exchange warrants to purchase up to an aggregate of 4,828,740 ADSs (“Note Exchange Warrants”). The Pre-Funded Warrants have an exercise price of $0.00001 per ADS, will be immediately exercisable following the Shareholder Approval (defined below), and will not expire until fully exercised. The Note Exchange Warrants are exercisable commencing on the Shareholder Approval Date for a term of five years following the Shareholder Approval Date and have an exercise price of $0.3883 per ADS.

The Company accounted for the note cancellation and Exchange Agreements as a debt extinguishment in accordance with ASC 470. The aggregate fair value of the Note Exchange Pre-Funded Warrants and the Note Exchange Warrants at issuance date using a Black Scholes Option Pricing Model was $2.0 million based on a stock price of $0.25, expected volatility of 93%, a risk-free rate of 3.70% and an expected term of 5 years.

As the present value of the future cash flows was substantially different than the net carrying value of the original debt, a loss of approximately $1.6 million was recognized as a loss on debt extinguishment in the consolidated statements of operations.

The Company determined that the Note Exchange Prefunded Warrants and the Note Exchange Warrants met all the criteria for equity classification. Accordingly, each of the Note Exchange Prefunded Warrants and the Note Exchange Warrants were recorded as a component of additional paid-in capital.

Refer to Note 9 for notes payable, related party.

Note 7. Shareholders’ Equity

Ordinary Shares

On December 15, 2025, the Company’s shareholders approved an increase to the number of authorized Ordinary Shares, par value $0.000000005 (the “Ordinary Shares”). The Company can issue up to 600,000,000,000 Ordinary Shares plus 161,963,201,733 Ordinary Shares previously granted under previous allotments. All previously unallocated authorized shares were revoked. Accordingly, as of December 31, 2025, the Company was authorized to issue up to 761,963,201,733 Ordinary Shares. As of December 31, 2024, the Company was authorized to issue up to 245,035,791,523 ordinary shares.

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

The ELOC Purchase Agreement was accounted for as a standby equity purchase agreement under ASC 815 as it includes an embedded put option and an embedded forward option. The put option is recognized on inception, and the forward option is recognized upon issuance of notice for the sale of the Company’s Common Stock. The fair value of the derivative liability related to the embedded put option (“White Lion Derivative Liability) was $100,000 at the inception of the agreement. The fair value of the White Lion Derivative Liability was determined using a Monte Carlo simulation based on the projected stock price of $0.76, expected volatility of 97%, risk-free rate of 3.52% and discounted at 71.3% for the probability of the Company timely filing all SEC documents and meeting the NASDAQ listing requirements.

At December 31, 2025, the White Lion Derivative Liability was remeasured and had a fair value of $230,000, which was based on the projected stock price of $0.29, expected volatility of 102.5%, risk-free rate of 3.46% and discounted at 71.3% for the probability of the Company timely filing all SEC documents and meeting the NASDAQ listing requirements.

As of December 31, 2025, the Company had no outstanding purchase notices issued to White Lion.

December 2025 Registered Direct Offering

In December 2025, the Company closed a registered direct offering (the “December 2025 Registered Direct Offering”) with institutional and non-institutional investors providing for the issuance and sale of 19,057,418,000 ordinary shares (9,528,709 ADSs) of the Company and series G warrants (“Series G Warrants”) to purchase up to 19,057,418,000 ordinary shares (9,528,709 ADSs). The combined purchase price per each ADS and accompanying Series G was $0.3883 resulting in aggregate gross proceeds of $3.7 million. The Series G Warrants are exercisable at a price of $0.3883 per ADS. The Series G Warrants are exercisable commencing on the effective date (the “Shareholder Approval Date”) of shareholder approval of the issuance of the ADSs issuable upon exercise of the Series G Warrants and the Pre-Funded Warrants (the “Shareholder Approval”) and will have a 5-year term from the Shareholder Approval Date. The Shareholder Approval Date was March 2, 2026. Concurrent with the closing of the December 2025 Registered Direct Offering, the Company entered into a side letter with one non-institutional investor pursuant to which the Company agreed to issue 1,030,130,000 ordinary shares (515,065 ADSs) and Series G Warrants to purchase 1,030,130,000 ordinary shares (515,065 ADSs), not included in the total closing amount above, upon receipt of subscription amount of approximately $0.2 million, which such subscription amount was received on January 15, 2026. The closing of this subsequent issuance occurred on January 30, 2026.

At close of the December 2025 Registered Direct Offering, the Company paid Ladenburg Thalmann & Co. Inc., as placement agent for the December 2025 Registered Direct Offering, $479,560 and issued warrants to purchase 1,008,600,000 ordinary shares (504,300 ADSs) at an exercise price of $0.4854 per ADS and a term expiring on December 16, 2030 (the “December 2025 Placement Agent Warrants”). The estimated fair value of the December 2025 Placement Agent Warrants on the issuance date was approximately $0.1 million.

Net proceeds from the December 2025 Registered Direct Offering were approximately $3.1 million after deducting placement agent fees and other expenses.

The Company determined that the Series G Warrants and the December 2025 Placement Agent Warrants met all of the criteria for equity classification. Accordingly, upon closing of the December 2025 Registered Direct Offering, each of the Series G Warrants and the December 2025 Placement Agent Warrants were recorded as a component of additional paid-in capital.

December 2025 Private Placement

In December 2025, the Company entered into a definitive purchase agreement with directors of the Company, pursuant to which the Company sold and issued in a private placement Pre-Funded Warrants to purchase up to 5,127,426,000 ordinary shares (2,563,713 ADSs), and Series G Warrants to purchase up to 5,127,426,000 ordinary shares (2,563,713 ADSs), at a per unit price of $0.4041 for aggregate gross proceeds of approximately $1.0 million (the “December 2025 Private Placement”).

The Pre-Funded Warrants have an exercise price of $0.00001 per ADS, will be immediately exercisable following the Shareholder Approval, and will not expire until fully exercised. The Series G Warrants are exercisable commencing on the Shareholder Approval Date for a term of five years following the Shareholder Approval Date and have an exercise price of $0.4041 per ADS.

The Company determined that the Pre-Funded Warrants and the Series G Warrants met all of the criteria for equity classification. Accordingly, upon closing of the December 2025 Private Placement, each of the Pre-Funded Warrants and the Series G Warrants were recorded as a component of additional paid-in capital.

October 2025 Registered Direct Offering

In October 2025, the Company closed a registered direct offering (the “October 2025 Registered Direct Offering”) with institutional investors providing for the issuance and sale of 6,250,000,000 (3,125,000 ADSs) of the Company, series E Warrants (“Series E Warrants”) to purchase up to 6,250,000,000 (3,125,000 ADSs), and series F warrants (“Series F Warrants”) to purchase up to 6,250,000,000 (3,125,000 ADSs). The combined purchase price per each ADS and accompanying Series E Warrant and Series F Warrant was $0.80 resulting in aggregate gross proceeds of $2.5 million. The Series E Warrants and Series F Warrants are exercisable at a price of $0.98 per ADS and expire December 15, 2030 and June 15, 2028, respectively.

At close of the October 2025 Registered Direct Offering, the Company paid Ladenburg Thalmann & Co. Inc., as placement agent for the October 2025 Registered Direct Offering, $262,500 and issued warrants to purchase 125,000 ADSs at an exercise price of $1.00 per ADS and a term expiring on October 14, 2030 (the “October 2025 Placement Agent Warrants”). The estimated fair value of the October 2025 Placement Agent Warrants on the issuance date was approximately $0.1 million.

Net proceeds from the October 2025 Registered Direct Offering were approximately $2.0 million after deducting placement agent fees and other expenses.

The Company determined that the Series E Warrants, the Series F Warrants and the October 2025 Placement Agent Warrants met all of the criteria for equity classification. Accordingly, upon closing of the October 2025 Registered Direct Offering, each of the Series E Warrants, the Series F Warrants and the October 2025 Placement Agent Warrants were recorded as a component of additional paid-in capital.

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

In April 2025, the Company closed its final round of financing under the March 2025 Private Placement and issued 2,704,595 ADSs, Pre-Funded Warrants to purchase up to 1,650,000 ADS at an exercise price of $0.20 per ADS, Series A Warrants to purchase up to 6,057,404 ADS, at an exercise price of $0.87 per ADS, and Series B Warrants to purchase up to 4,354,595 ADS, at an exercise price of $0.87 per ADS. The Company received approximately $0.3 million in advance for the potential exercise of the Pre-funded Warrants which is reflected in other current liabilities.

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

The Company determined that the Series A Warrants, the Series B Warrants, and the Prefunded Warrants met all the criteria for equity classification. Accordingly, upon closing of the March 2025 Private Placement, each of the Series A Warrants, the Series B Warrants, and the Prefunded Warrants were recorded as a component of additional paid-in capital.

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

The following table summarizes the Company’s outstanding warrants as of December 31, 2025 and 2024:

	Number of Warrant ADSs		Weighted-
	December 31,	December 31,	Average
	2025	2024	Exercise Price	Expiration Date
Equity-classified Warrants
December 2025 Investor Prefunded Warrants	12,066,416	—	$—	None
April 2025 Investor Prefunded Warrants	1,650,000	—	$0.20	None
October 2023 Investor Prefunded Warrants	48,387	48,387	$0.20	None
December 2025 Series G Investor Warrants	12,092,422	—	$0.39	3/2/2031
December 2025 Note Exchange Warrants	9,502,703	—	$0.40	3/2/2031
December 2025 Placement Agent Warrants	504,300	—	$0.49	12/16/2030
April 2023 Peak Bio Warrants	342,420	—	$0.81	8/30/2030
March 2025 Series A Investor Warrants	354,462	—	$0.87	3/6/2026
March 2025 Series A Investor Warrants	1,928,569	—	$0.87	3/6/2030
March 2025 Series B Investor Warrants	2,283,031	—	$0.87	3/6/2030
April 2025 Series A Investor Warrants	1,121,490	—	$0.87	4/25/2026
April 2025 Series A Investor Warrants	4,935,914	—	$0.87	4/25/2030
April 2025 Series B Investor Warrants	4,354,595	—	$0.87	4/25/2030
October 2025 Series E Investor Warrants	3,125,000	—	$0.98	12/15/2030
October 2025 Series F Investor Warrants	3,125,000	—	$0.98	6/15/2028
October 2025 Placement Agent Warrants	125,000	—	$1.00	10/14/2030
May 2024 Investor Warrants	4,029,754	4,029,754	$1.77	May-Jun 2027
March 2024 Placement Agent Warrants	132,061	132,061	$1.85	3/27/2029
May 2024 Placement Agent Warrants	322,380	322,380	$1.89	5/31/2029
November 2024 Investor Warrants	1,713,402	1,713,402	$2.26	Dec 2027-Jun 2028
October 2023 Placement Agent Warrants	42,550	42,550	$4.13	10/6/2028
March 2022 Investor Warrants	186,007	186,007	$28.00	3/10/2027
March 2022 Placement Agent Warrants	14,874	14,874	$30.00	3/10/2027
December 2021 Investor Warrants	107,768	107,768	$33.00	1/4/2027
December 2021 Placement Agent Warrants	8,615	8,615	$35.00	12/29/2026
2020 Investor Warrants	—	139,882	$44.00	Feb-Mar 2025
July 2021 Placement Agent Warrants	19,909	19,909	$46.40	7/7/2026
2020 Placement Agent Warrants	—	22,481	$51.00	Feb-Mar 2025
	64,137,029	6,788,070
Liability-classified Warrants
April 2023 Peak Bio Warrants	844,593	1,187,013	$2.04	4/28/2028
September 2022 Series B Investor Warrants	519,703	754,997	$17.00	9/14/2029
November 2022 Peak Bio Warrants	1,577,556	1,577,556	$39.18	11/1/2027
	2,941,852	3,519,566
Total outstanding	67,078,881	10,307,636

The following table summarizes the Company’s warrants ADS activity, with each ADS representing 2,000 Ordinary Shares, for the year ended December 31, 2025:

	Number of	Weighted-Average
	Warrant ADSs	Exercise Price
Outstanding at December 31, 2024	10,307,636	$10.37
Issued	57,168,902	1.72
Forfeited	(235,294)	17.00
Expired	(162,363)	44.97
Outstanding at December 31, 2025	67,078,881	$1.84

Note 8. Stock-Based Compensation

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

On June 30, 2025, the Company’s shareholders approved an increase in the number of ordinary shares available for the grant of awards under the 2023 Plan by 11,026,000,000 to an aggregate of 19,174,713,522 Ordinary Shares, inclusive of awards granted under the previously approved 2014 Equity Incentive Plan (“2014 Plan”) that may be forfeited, cancelled, or expire unexercised.

As of December 31, 2025, 9,084,764,210 ordinary shares were available for future issuance under the 2023 Plan.

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

2014 Equity Incentive Plan

Under the 2014 Plan, the Company was authorized to grant stock options, restricted stock units and other awards, to employees, members of the board of directors and consultants. Upon effectiveness of the 2023 Plan, no further awards are available to be issued under the 2014 Plan.

Peak Bio Long Term Incentive Plan

On November 14, 2024, the Company assumed the Peak Bio Long Term Incentive Plan. Upon closing of the acquisition, no further awards are available to be issued under the Peak Bio Long Term Incentive Plan. Any awards, forfeited, expired or cancelled shall not increase the number of ordinary shares available for the grant of awards under the 2023 Plan. As of December 31, 2025, the Company had stock options to purchase up to 3,003,024,000 ordinary shares under the Peak Bio Long Term Incentive Plan.

Stock Options

The following is a summary of the Company’s stock option ADS activity, with each ADS representing 2,000 Ordinary Shares, for the year ended December 31, 2025:

	Number of Stock Option ADSs	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	1,981,982	$8.21	7.5	$—
Granted	6,140,896	1.45
Exercised	—	—
Forfeited	(587,130)	5.21
Expired	(730,256)	4.72
Outstanding at December 31, 2025 (1)	6,805,492	$2.74	8.8	$—
Exercisable at December 31, 2025	2,995,929	$4.34	8.2	$—

(1)	Includes both vested stock options as well as unvested stock options for which the requisite service period has not been rendered but that are expected to vest based on achievement of a service condition.

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s ADSs for those options that had exercise prices lower than the fair value of the Company’s ordinary shares.

The weighted-average grant-date fair value per ADS of options granted during each of the years ended December 31, 2025 and 2024 was $1.11 and $1.53, respectively.

Option Valuation

The weighted-average assumptions that the Company used to determine the fair value of share options granted were as follows, presented on a weighted average basis:

	2025	2024
Expected volatility	94.1%	83.0%
Risk-free interest rate	4.0%	3.9%
Expected dividend yield	—	—
Expected term (in years)	5.7	5.0

Performance-Based Stock Options

As of December 31, 2025, the Company had performance-based stock options (“PSOs”) for the purchase of an aggregate of 375,000 ADSs of the Company outstanding, which were granted to consultants. Vesting of PSOs granted to consultants is based upon attainment of certain research and licensing agreements. All PSOs are subject to continuous service by the executives. The probability of vesting is reviewed each reporting period and management has concluded that the PSOs have not vested until the performance conditions have been satisfied. Therefore, the PSOs remain unvested and outstanding as of December 31, 2025. The Company has not recognized stock-based compensation expense associated with these performance awards during the year ended December 31, 2025. As of December 31, 2025, total unrecognized compensation cost related to these performance-based stock options awards was $0.3 million, which will be recognized if the awards are deemed to be probable of vesting.

Restricted Stock Units

The 2023 Plan provides for the award of restricted stock units (“RSUs”). RSUs are granted to employees that are subject to time-based vesting conditions that lapse between one year and four years from date of grant, assuming continued employment. Compensation cost for time-based RSUs, which vest only on continued service, is recognized on a straight-line basis over the requisite service period based on the grant date fair of the RSU’s, which is derived from the closing price of the Company’s ADS’s on the date of grant.

The following table summarizes the Company’s restricted stock ADS activity for the year ended December 31, 2025:

	Time-based Awards
	Number of ADSs	Weighted-Average Grant Date Fair Value
Nonvested shares at December 31, 2024	—	$—
Granted	104,896	0.97
Forfeited	—	—
Vested	(46,277)	1.26
Nonvested shares at December 31, 2025	58,619	$0.75

The fair value of time-based RSUs that vested during the years ended December 31, 2025 and 2024 was less than $0.1 million and $0.5 million, respectively.

As of December 31, 2025, 6,277 ADSs (12,554,000 ordinary shares) underlying vested time-based RSUs were pending issuance. As of December 31, 2024, there were no ADSs underlying vested time-based RSUs.

Stock-Based Compensation Expense

The Company classifies stock-based compensation expense in the statement of operations in the same manner in which the award recipients’ payroll costs are classified or in which the award recipients’ service payments are classified. Total stock-based compensation expense attributable to stock-based payments made to employees, consultants and directors included in operating expenses in the Company’s consolidated statements of operations and comprehensive loss for the years ended December 31, 2025 and 2024, was as follows:

	Year Ended
	December 31,
($ in thousands)	2025	2024
Research and development	$444	$577
General and administrative	2,446	1,383
Restructuring and other costs	—	285
Total stock-based compensation expense	$2,890	$2,245

As of December 31, 2025, total unrecognized compensation cost related to unvested stock options and time-based RSUs was $3.8 million, which is expected to be recognized over a weighted average period of 2.7 years.

Note 9. Related Party Transactions

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

In March 2025, in connection with the March 2025 Private Placement (Note 7), Dr. Huh’s 2021 Notes including accrued interest, and a portion of his January 2024 Note, aggregating to $1.0 million were cancelled, extinguished and paid in full for an equal amount of Ordinary Shares and warrants of the Company.

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

The Company recognized interest expense of less than $0.1 million during the year ended December 31, 2025.

As of December 31, 2025 and December 31, 2024, the outstanding principal and accrued interest on the 2021 Notes and the January 2024 Note was $0 and $1.651 million, respectively. As of each of December 31, 2025 and 2024, accrued interest of $0 and $0.1 million, respectively, is presented within accrued expenses in the consolidated balance sheets.

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

At the issuance date, the change in fair value of the amended Series A Warrants was capitalized and is being amortized as interest expense over the term of the notes using the effective interest method. The Company recorded amortization of debt issuance costs of $0.1 million in interest expense from date of issuance through the date of note cancellation, December 17, 2025.

On December 17, 2025, the Company entered into Exchange Agreements with each holder of the August 2025 Notes to exchange the total outstanding principal amount of $1,888,750 for (i) Pre-Funded Warrants to purchase up to an aggregate of 4,673,963 ADSs (“Note Exchange Pre-Funded Warrants”) and (ii) unregistered note exchange warrants to purchase up to an aggregate of 4,673,963 ADSs (“Note Exchange Warrants”). The Pre-Funded Warrants have an exercise price of $0.00001 per ADS, will be immediately exercisable following the Shareholder Approval, and will not expire until fully exercised. The Note Exchange Warrants are exercisable commencing on the Shareholder Approval Date for a term of five years following the Shareholder Approval Date and have an exercise price of $0.4041 per ADS.

The Company accounted for the note cancellation and Exchange Agreements as a debt extinguishment in accordance with ASC 470. The aggregate fair value of the Note Exchange Pre-Funded Warrants and the Note Exchange Warrants at issuance date using a Black Scholes Option Pricing Model was $2.0 million based on a stock price of $0.25, expected volatility of 93%, a risk-free rate of 3.70% and an expected term of 5 years.

As the present value of the future cash flows was substantially different than the net carrying value of the original debt, a loss of approximately $0.6 million was recognized in loss on debt extinguishment in the consolidated statement of operations.

The Company determined that the Note Exchange Prefunded Warrants and the Note Exchange Warrants met all the criteria for equity classification. Accordingly, each of the Note Exchange Prefunded Warrants and the Note Exchange Warrants were recorded as a component of additional paid-in capital.

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

During the years ended December 31, 2025 and 2024, the Company recognized interest expense of $0 and less than $0.1 million, respectively. As of December 31, 2025 and 2024, the outstanding principal and accrued interest, presented within accrued expenses, on the May 2024 Notes was $0 and $0.3 million, respectively.

Interim CEO Agreement

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

During the year ended December 31, 2025, the Company recognized $0.3 million in non-cash stock-based compensation pursuant to the CEO Amendment Agreement, pertaining to NQSOs granted to Dr. Patel to purchase 400,896 ADSs at a weighted average exercise price of $1.17 per ADS.

During the year ended December 31, 2024, the Company recognized approximately $0.3 million in non-cash stock-based compensation costs pursuant to the Interim CEO Agreement, as amended, pertaining to (i) NQSOs granted to Dr. Patel to purchase 206,684 ADSs at an exercise price of $1.47 per ADS with a grant date fair value of approximately $0.3 million, and (ii) 45,698 fully vested ADSs granted to Dr. Patel.

The Doctors Laboratory

The Company leases office space for its U.K. headquarters in London from The Doctors Laboratory (“TDL”), an entity with a common director, and had incurred expenses of approximately $0.1 million plus VAT during each of the years ended December 31, 2025 and 2024, respectively. The Company also received certain administrative services provided by TDL and incurred expenses of approximately $0.1 million during each of the years ended December 31, 2025 and 2024. The Company recorded payable balances owed to TDL of $0 and less than $0.1 million as of December 31, 2025 and 2024, respectively.

Other

In November 2024, the Company assumed an amount due to an entity in which the Company’s Chairman, Dr. Hoyoung Huh, is a director. As of December 31, 2025 and December 31, 2024, the amounts due totaled less than $0.1 million and are included in accounts payable in the consolidated balance sheets.

Note 10. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s financial liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such values:

	December 31, 2025
(In thousands)	Total	Level 1	Level 2	Level 3
Liabilities
Warrant liability - November 2022 Peak Bio Warrants	$—	$—	$—	$—
Warrant liability - April 2023 Peak Bio Warrants	51	—	—	51
Warrant liability – September 2022 Series B Warrants	10	—	—	10
Derivative liability - ELOC	230	—	—	230
Total liabilities	$291	$—	$—	$291

	December 31, 2024
(In thousands)	Total	Level 1	Level 2	Level 3
Liabilities
Warrant liability - November 2022 Peak Bio Warrants	$95	$—	$—	$95
Warrant liability - April 2023 Peak Bio Warrants	736	—	—	736
Warrant liability – September 2022 Series B Warrants	181	—	—	181
Total liabilities	$1,012	$—	$—	$1,012

The Company’s Level 3 liabilities consist of the September 2022 Warrants, the November 2022 Peak Bio Warrants and the April 2023 Peak Bio Warrants, which were determined to be liability-classified instruments, and a derivative liability related to the ELOC Purchase Agreement (described in Note 7). There were no transfers between Level 1, Level 2, and Level 3 during the years ended December 31, 2025 and 2024.

Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the activity in the warrant liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) during the years ended December 31, 2025 and 2024:

	Warrant Liability
(In thousands)	September 2022 Series A Warrants	September 2022 Series B Warrants	November 2022 Peak Bio Warrants	April 2023 Peak Bio Warrants	Derivative Liability
Balance, December 31, 2023	$15	$1,238	$—	$—	$—
Assumption of Warrants			213	1,631	—
Change in fair value of liability	(15)	(1,057)	(118)	(895)	—
Balance, December 31, 2024	$—	$181	$95	$736	$—
Initial recognition of liability	—	—	—	—	100
Reclassification to equity	—	—	—	(110)	—
Extinguishment of liability	—	(66)	—	—	—
Change in fair value of liability	—	(105)	(95)	(575)	130
Balance, December 31, 2025	$—	$10	$—	$51	$230

Liability-Classified Warrants

The fair value of the warrant liabilities is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the September 2022 Series A Warrants, the September 2022 Series B Warrants, the November 2022 Peak Bio Warrants and the April 2023 Bio Peak Warrants was determined using the Black-Scholes Option Pricing Model, which uses various assumptions, including (i) fair value of the Company’s ADSs, (ii) exercise price of the warrant, (iii) expected term of the warrant, (iv) expected volatility and (v) expected risk-free interest rate.

Below are the assumptions used for the fair value calculations of liability classified warrants as of December 31, 2025 and 2024:

	December 31, 2025			December 31, 2024
	September 2022 Series B Warrants	November 2022 Peak Bio Warrants	April 2023 Peak Bio Warrants	September 2022 Series B Warrants	November 2022 Peak Bio Warrants	April 2023 Peak Bio Warrants
Stock (ADS) price	$0.29	$0.29	$0.29	$1.22	$1.22	$1.22
Exercise price	$17.00	$39.18	$2.04	$17.00	$39.18	$2.04
Expected term (in years)	3.7	1.8	2.3	4.7	2.8	3.3
Expected volatility	100.0%	115.0%	105.0%	85.0%	95.0%	90.0%
Risk-free interest rate	3.7%	3.5%	3.5%	4.4%	4.3%	4.3%
Expected dividend yield	—	—	—	—	—	—

Derivative Liability

The derivative liability related to the ELOC Purchase Agreement (described in Note 7) is valued using the Monte Carlo simulation model and as such is considered to be a Level 3 fair value measurement, as the fair value was determined based on significant inputs not observable in the market. The significant unobservable inputs used to determine the fair value were the projected volume weighed average share price at each trading date, and the use of the maximum draw down potential. The fair value of the ELOC Purchase Agreement derivative liability at inception of the agreement was $100,000. The fair value of the ELOC Purchase Agreement on December 31, 2025 was $230,000 based on the projected stock price of $0.29, expected volatility of 102.5%, risk-free rate of 3.46% and discounted at 71.3% for the probability of the Company timely filing all SEC documents and meeting the NASDAQ listing requirements.

Note 11. Commitments and Contingencies

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

For each of the years ended December 31, 2025 and 2024, the Company incurred rent expense of less than $0.1 million and $0.2 million, respectively.

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

For each of the years ended December 31, 2025 and 2024, the Company charged less than $0.1 million to operating expenses, which related to the Company’s contributions to employee benefit plans.

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

The Company incurred zero expenses under this agreement as no milestones have been achieved since inception, and no products were sold from inception through December 31, 2025.

Legal Proceedings

In May 2025, a former employee of Peak Bio CA, Inc. subsidiary filed a claim stating that they are entitled to certain discretionary bonuses from 2022 totalling less than $0.1 million. The Company denies the former employee’s claim and intends to defend itself.

In December 2024, the Company received demand letters from two individuals formerly serving the Company as consultants outlining claims relating to wrongful termination. The wrongful termination claims included claims for unpaid consulting fees, consulting fees owed due to improper termination notice, unpaid bonuses, severance, and the accelerated vesting of outstanding restricted stock unit awards as of the termination date. On March 3, 2025 and on May 30, 2025, the Company signed separate Settlement Agreements and Mutual Releases with each of such former consultants. The agreements require the Company to make a payment totalling $0.4 million in equal monthly installments with the last installment being payable November 2025. In addition, the agreements allowed for the terms of the previously awarded restricted stock units to continue to govern, including the continued vesting of the restricted stock units. Accordingly, during the year ended December 31, 2025, the Company issued 125,911 ADSs (representing 251,822,000 Ordinary Shares) on vesting of these restricted stock awards. As of December 31, 2025, there was no balance due under these Settlement Agreements.

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

Accounts Payable Settlements

During the year ended December 31, 2025, the Company entered into settlement agreements with vendors for the settlement of outstanding payables. This resulted in a $3.0 million gain on settlement of current liabilities, which is reflected in the consolidated statements of operations.

On April 4, 2025, the Company issued 204,000 ADS (representing 408,000,000 Ordinary Shares) to Paulson for the settlement of outstanding placement agent fees earned in connection with a private placement in November 2024.

Note 12. Income Taxes

The components of net loss before income tax are as follows:

	Year Ended December 31,
(In thousands)	2025	2024
Domestic (UK)	$(19,678)	$(19,424)
Foreign	1,377	(367)
Net loss before income tax	$(18,301)	$(19,791)

The components of income tax expense are as follows:

	Year Ended December 31,
	2025	2024
Current income taxes
Domestic (UK)	$—	$—
U.S.	84	—
Foreign	1	—
Deferred income taxes
Domestic (UK)	(1,088)	—
U.S.	—	—
Foreign	—	—
Income tax expense	$(1,003)	$—

The following table presents a reconciliation of the Company’s statutory federal rate and our effective tax rate, after the adoption of ASU 2023-09 on a prospective basis, for the year ended December 31, 2025:

	Year Ended December 31, 2025
	Amount (in thousands)	Percentage

UK federal statutory tax rate	$(4,575)	25.0%
Change in valuation allowance	3,121	-17.1%
Non-taxable or non-deductible items
Stock-based compensation	722	-3.9%
Other permanent differences	(192)	1.0%
Foreign tax effects:
United States
Foreign rate differential	(833)	4.6%
Non-taxable or non-deductible items:
Stock-based compensation	58	-0.3%
Other permanent differences	1	0.0%
Change in valuation allowance	1,078	-5.9%
Other	(562)	3.1%
Other foreign jurisdictions	1	0.0%
Other UK adjustments	178	-1.0%
Effective Tax Rate	$(1,003)	5.5%

The following table presents a reconciliation of the Company’s statutory federal rate and our effective tax rate, prior to the adoption of ASU 2023-09, for the year ended December 31, 2024:

Year Ended December 31,
(In thousands)	2024
Net loss before income tax	$(19,791)
Statutory income tax rate	25.00%
Expected income tax benefit	(4,948)
Impact on income tax expense/(benefit)
Change in valuation allowance	7,434
Permanent differences	1
U.S. state income taxes, net of U.S. federal benefit of state	949
Tax rate difference in foreign jurisdictions	(1,295)
Change in stock-based compensation	685
Sec. 382 limitation	1,035
Return to provision true-up	(4,158)
Non-deductible transaction costs	818
Revaluation of warrant liabilities	(521)
Income tax expense	$—

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows:

	December 31,
(In thousands)	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$61,191	$56,704
Accrued expenses	171	700
Capitalized research and development	—	1,023
Stock-based compensation	1,062	809
Intangibles	692	863
Research and development tax credits	339	331
Other	7	6
Total gross deferred tax assets	63,462	60,436
Valuation allowance	(63,356)	(60,340)
Deferred tax assets, net of valuation allowance	106	96
Deferred tax liabilities:
In-process research and development	(6,952)	(8,040)
Other	(106)	(96)
Total deferred tax liabilities	(7,058)	(8,136)
Net deferred tax liabilities	$(6,952)	$(8,040)

As of December 31, 2025, the Company had cumulative U.K., U.S. federal, various U.S. state, and South Korea net operating loss carryforwards (“NOLs”) of approximately $153.2 million, $47.2 million, $76.6 million, and $91.6 million, respectively, available to reduce U.K., U.S. federal, U.S. state, and South Korea taxable income, respectively. The U.K. NOLs do not expire. Of the $47.2 million of U.S. federal NOLs, $46.3 million have an unlimited carryforward and the remaining NOLs are subject to expiration through 2038. Of the $76.6 million of U.S. state NOLs, $1.1 million have an unlimited carryforward and the remaining NOLs are subject to expiration through 2045. The South Korea NOLs are subject to expiration through 2039.

In connection with the Company’s acquired IPR&D assets, the Company recognized a deferred tax liability of $8.0 million because the Company does not have sufficient indefinite-lived deferred tax assets to fully offset the indefinite-lived deferred tax liability. During the year ended December 31, 2025, the Company recorded an income tax benefit of $1.1 million in connection with the impairment loss on one of the Company’s IPR&D assets as described in Note 4.

A valuation allowance is provided for deferred tax assets where the recoverability of the assets is uncertain. The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that sufficient future taxable income will be generated to utilize the deferred tax assets. Based on the weight of the available evidence, which includes our historical operating losses and forecast of future losses, we provided a valuation allowance against the U.S. federal, state, and foreign deferred tax assets resulting from the tax losses and credits carried forward.

During the years ended December 31, 2025 and 2024, the Company’s valuation allowance increased by $3.0 million and $18.1 million, respectively.

Utilization of the net operating loss and credit carryforwards may be subject to a substantial annual limitation due to an ownership change limitation as provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. In the event that we have a change of ownership, utilization of the net operating loss and tax credit carryforwards may be restricted.

As of December 31, 2025 and 2024, there were no known domestic or foreign uncertain tax positions, and the Company has not identified any tax positions for which it is reasonably possible that a significant change will occur during the next 12 months. The Company’s position is to record penalties and interest on any uncertain tax position, if any, to general and administrative expense in the consolidated statements of operations.

Research and development credits

The Company conducts extensive research and development activities and may benefit from the U.K. research and development tax relief regime, whereby the Company can receive an enhanced U.K. tax deduction on its research and development activities. Qualifying expenditures comprise of chemistry and manufacturing consumables, employment costs for research staff, clinical trials management, and other subcontracted research expenditures. When the Company is loss-making for a period, it can elect to surrender taxable losses for a refundable tax credit. The losses available to surrender are equal to the lower of the sum of the research and development qualifying expenditure and enhanced tax deduction and the Company’s taxable losses for the period with the tax credit for December 31, 2025 available at a rate of 14.5%. The credit therefore gives a cash flow advantage to the Company at a lower rate than would be available if the enhanced losses were carried forward and relieved against future taxable profits.

The Company accounts for research and development tax credits at the time its realization becomes probable (Note 2). Due to the uncertainty of the approval of these tax credit claims and the potential that an election for a tax credit in the form of cash is not made, the Company did not record a receivable for the 2025 tax year as of December 31, 2025.

Note 13. Segment Information

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

	Year Ended December 31,
(In thousands)	2025	2024
ADC preclinical development	$(1,285)	$(47)
HSCT-TMA (AK901) program expense	(79)	(1,896)
Chemistry, manufacturing and control	(216)	(3,497)
Other external development expense	(160)	(837)
Internal and other research and development expense	(1,182)	(1,411)
Tax credits	551	1,282
General and administrative expense	(6,834)	(8,281)
Impairment loss on other intangible assets	(5,180)	—
Merger-related expense	—	(3,273)
Restructuring and other expense	—	(1,438)
Stock-based compensation expense	(2,890)	(2,245)
Gain on settlement of current liabilities	2,984	—
Loss on debt extinguishment	(3,164)	—
Other segment items (1)	(846)	1,852
Income tax benefit	1,003	—
Net loss	$(17,298)	$(19,791)

(1)	Other segment items include interest income, interest expense, change in fair value of warrant liabilities, net foreign currency exchange gains (losses), loss on derivative liability, and other expense, net as reported on the consolidated statements of operations and comprehensive loss.

Assets regularly provided to the CODM are consistent with those reported on the consolidated balance sheets with particular emphasis on the Company’s available liquidity, including its cash and restricted cash.

Note 14. Subsequent Events

On March 17, 2026, the Company announced a change of the ratio of its ADSs to ordinary shares, par value $0.000000005 per share, from one ADS representing 2,000 ordinary shares to a new ratio of one ADS representing 80,000 ordinary shares (the “ADS Ratio Change”). The ADS Ratio Change is expected to be effective on or after March 31, 2026.

