Form 10-Q
period 2026-03-31
Akari Therapeutics Plc
filed 2026-05-19
CIK 1541157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 001-36288

Akari Therapeutics, Plc

(Exact name of registrant as specified in its charter)

England and Wales	98-1034922
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 East Jackson Street, Suite 3300 Tampa, FL	33602
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (929) 274-7510

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
American Depositary Shares, each representing 80,000 Ordinary Shares, par value $0.000000005 per share	AKTX	The Nasdaq Capital Market
Ordinary Shares, $0.000000005 par value per share*		The Nasdaq Capital Market

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

The number of shares of Registrant’s Ordinary Shares outstanding as of May 19, 2026, was 91,567,009,533.

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

There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements. These important factors include those set forth under Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (our “Form 10-K”) and Part II “Item 1A. Risk Factors” of this Form 10-Q and in our other disclosures and filings we have made with the SEC. These factors and the other cautionary statements made in this Form 10-Q and the documents we incorporate by reference should be read as being applicable to all related forward-looking statements whenever they appear in this Form 10-Q and the documents we incorporate by reference.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

AKARI THERAPEUTICS, PLC

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2026	2025
ASSETS
Current assets:
Cash	$2,768	$5,203
Restricted cash	60	60
Prepaid expenses	731	185
Other current assets	30	14
Total current assets	3,589	5,462
Goodwill	—	8,430
Other intangible assets	30,300	34,000
Total assets	$33,889	$47,892

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,641	$8,770
Accrued expenses	3,328	2,342
Convertible notes, net	683	673
Notes payable, net	49	81
Warrant liabilities	17	61
Other current liabilities	697	424
Total current liabilities	13,415	12,351
Derivative liability	—	230
Other non-current liabilities	—	31
Deferred tax liability	6,094	6,952
Total liabilities	19,509	19,564

Commitments and contingencies (Note 13)

Shareholders’ equity:
Share capital of $0.000000005 par value
Authorized: 761,963,201,733 ordinary shares at March 31, 2026, and December 31, 2025; issued and outstanding: 91,567,009,533 and 90,536,879,533 ordinary shares at March 31, 2026, and December 31, 2025, respectively	—	—
Additional paid-in capital	234,811	234,318
Capital redemption reserve	59,342	59,342
Accumulated other comprehensive loss	(768)	(782)
Accumulated deficit	(279,005)	(264,550)
Total shareholders’ equity	14,380	28,328
Total liabilities and shareholders’ equity	$33,889	$47,892

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKARI THERAPEUTICS, PLC

Condensed Consolidated Statements of Operations

and Comprehensive Loss

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2026	2025
Operating expenses:
Research and development	$1,459	$813
General and administrative	2,169	2,712
Impairment loss on other intangible assets	3,700	—
Impairment loss on goodwill	8,430	—
Total operating expenses	15,758	3,525
Loss from operations	(15,758)	(3,525)
Other income (expense):
Interest expense	(61)	(55)
Gain on settlement of current liabilities	167	54
Change in fair value of warrant liabilities	44	(54)
Change in fair value of derivative liability	230	—
Foreign currency exchange gain (loss), net	64	(125)
Total other income (expense), net	444	(180)

Net loss before income taxes	$(15,314)	$(3,705)
Benefit from deferred income taxes	859	—
Net loss	(14,455)	(3,705)

Net loss per share –– basic and diluted	$(0.00)	$(0.00)
Weighted-average number of ordinary shares used in computing net loss per share –– basic and diluted	118,757,013,401	54,588,283,841

Comprehensive loss:
Net loss	$(14,455)	$(3,705)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	14	(35)
Total other comprehensive income (loss), net of tax	14	(35)
Total comprehensive loss	$(14,441)	$(3,740)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKARI THERAPEUTICS, PLC

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(amounts in thousands, except share data)

(unaudited)

	Three Months Ended March 31, 2026
					Accumulated
			Additional	Capital	Other		Total
	Share Capital		Paid-in-	Redemption	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Reserve	Loss	Deficit	Equity
Balance, December 31, 2025	90,536,879,533	$—	$234,318	$59,342	$(782)	$(264,550)	$28,328
Issuance of share capital related to financing, net of issuance costs	1,030,130,000	—	188	—	—	—	188
Stock-based compensation	—	—	305	—	—	—	305
Foreign currency translation	—	—	—	—	14	—	14
Net loss	—	—	—	—	—	(14,455)	(14,455)
Balance, March 31, 2026	91,567,009,533	$—	$234,811	$59,342	$(768)	$(279,005)	$14,380

	Three Months Ended March 31, 2025
					Accumulated
			Additional	Capital	Other		Total
	Share Capital		Paid-in-	Redemption	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Reserve	Loss	Deficit	Equity
Balance, December 31, 2024	53,186,919,523	$5,319	$212,706	$52,194	$(738)	$(247,252)	$22,229
Issuance of share capital related to financing, net of issuance costs	4,566,062,000	457	1,785	—	—	—	2,242
Stock-based compensation	—	—	1,015	—	—	—	1,015
Foreign currency translation	—	—	—	—	(35)	—	(35)
Net loss	—	—	—	—	—	(3,705)	(3,705)
Balance, March 31, 2025	57,752,981,523	$5,776	$215,506	$52,194	$(773)	$(250,957)	$21,746

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKARI THERAPEUTICS, PLC

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,455)	$(3,705)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	305	1,015
Accretion of debt issuance costs on convertible notes payable	10	—
Gain on settlement of current liabilities	(167)	(54)
Change in fair value of warrant liabilities	(44)	54
Impairment loss on other intangible assets	3,700	—
Impairment loss on goodwill	8,430	—
Change in fair value of derivative liability	(230)	—
Deferred tax benefit	(859)	—
Unrealized foreign currency exchange gains	(15)	(27)
Change in assets and liabilities:
Prepaid expenses and other current assets	(94)	84
Accounts payable, accrued expenses and other current liabilities	931	483
Net cash used in operating activities	(2,488)	(2,150)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares, net of issuance costs	188	1,557
Proceeds from deposits received for share subscriptions	—	1,090
Repayments of notes payable	(33)	(406)
Payments on short-term financing arrangement	(102)	(108)
Net cash provided by financing activities	53	2,133
Net change in cash	(2,435)	(17)
Cash and restricted cash at beginning of period	5,263	2,659
Cash and restricted cash at end of period	$2,828	$2,642

Components of cash and restricted cash
Cash	$2,768	$2,582
Restricted cash	60	60
Total cash and restricted cash	$2,828	$2,642

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Financing costs in accrued expenses	$—	$315
Financing costs for deposits received from share subscriptions in accounts payable	$—	$140
Issuance of share capital for settlement of related party debt	$—	$1,000
Short-term financing arrangement	$469	$499
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$6	$7
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKARI THERAPEUTICS, PLC

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1. Description of Business

Business Overview

Akari Therapeutics, Plc, (the “Company” or “Akari”) is incorporated in the United Kingdom. The Company is developing next-generation antibody-drug conjugates (“ADCs”) through its proprietary technology platform that enables the Company to establish a pipeline of ADC candidates that target and kill cancer cells and stimulate the immune system, all while overcoming the limitations inherent in existing therapies. The Company’s activities since inception have consisted of performing research and development activities and raising capital.

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the rules and regulations of the SEC and assumes that the Company will continue to operate as a going concern. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, including normal and recurring adjustments, which the Company considers necessary for the fair statement of financial information. The results of operations and comprehensive loss for the three months ended March 31, 2026, are not necessarily indicative of expected results for the fiscal year ending December 31, 2026, or any other future period. The condensed consolidated balance sheet at December 31, 2025, has been derived from the audited consolidated financial statements at that date. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2025 and notes thereto included in its Form 10-K, as filed with the SEC on March 30, 2026.

Use of estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, expenses and related disclosures. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the valuation of warrant liabilities and the impairment assessment of goodwill and indefinite-lived intangible assets. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. Estimates are periodically reviewed considering changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.

Liquidity and Financial Condition

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements—Going Concern, which requires management to assess the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued.

The Company has incurred substantial losses and negative cash flows since inception and had an accumulated deficit of $279.0 million as of March 31, 2026. The Company’s cash balance of $2.8 million as of March 31, 2026 is not sufficient to fund its operations for the one-year period after the date these condensed consolidated financial statements are issued. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least a one-year period following the issuance of these condensed consolidated financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in research and development. The Company is subject to a number of risks and uncertainties similar to those of other companies of the same size within the biotechnology industry, such as uncertainty of preclinical research outcomes, uncertainty of additional funding, and history of operating losses. Substantial additional financing will be needed by the Company to fund its operations. Management is currently evaluating different strategies to obtain the required funding for future operations. These strategies may include but are not limited to private placements and/or public offerings of equity and/or debt securities, and strategic research and development collaborations and/or similar arrangements. There can be no assurance that these future funding efforts will be successful.

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

ADS Ratio Change

Effective March 31, 2026, the Company changed the ratio of its American Depositary Shares (“ADS”) to ordinary shares, par value $0.000000005 per share, from one ADS representing 2,000 ordinary shares to a new ratio of one ADS representing 80,000 ordinary shares (the “ADS Ratio Change”). All ADS and per ADS amounts in the accompanying condensed consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to reflect the ADS Ratio Change.

Nasdaq Continued Listing Rules

On November 24, 2025, the Company received a letter (“Letter”) from the Listing Qualifications Staff (the “Staff”) of The Nasdaq Capital Market (“Nasdaq”) indicating that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2) because the bid price for the Company’s ADS had closed below $1.00 per share (the “Minimum Bid Requirement”) for the previous thirty consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company had 180 calendar days from the date of such notice, or until May 25, 2026, to regain compliance with the Minimum Bid Requirement. Following the successful completion of the ADS Ratio Change, the Company received a letter from the Nasdaq Office of General Counsel notifying the Company that the Company has regained compliance with the Minimum Bid Requirement.

Note 2. Summary of Significant Accounting Policies

The significant accounting policies and estimates used in the preparation of the accompanying unaudited condensed consolidated financial statements are described in the Company’s audited consolidated financial statements for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2026. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2026.

Recent accounting pronouncements

Periodically, new accounting pronouncements are issued by the FASB or other standard setting bodies. Recently issued standards typically do not require adoption until a future effective date. Prior to their effective date, we evaluate the pronouncements to determine the potential effects of adoption on our accompanying unaudited consolidated financial statements. During the first three months of 2026, there were no new accounting pronouncements issued or effective or are expected to have a material impact on our accompanying unaudited consolidated financial statements.

Note 3. Goodwill and Intangible Assets

The following table presents information about the Company’s goodwill and IPR&D assets:

	March 31, 2026
(In thousands)	Gross Carrying Amount	Cumulative Impairment Charge	Net Book Value
AKTX-101	$34,000	$3,700	$30,300
Total other intangible assets	$34,000	$3,700	$30,300

Goodwill	$8,430	$8,430	$—

	December 31, 2025
(In thousands)	Gross Carrying Amount	Cumulative Impairment Charge	Net Book Value
AKTX-101	$34,000	$—	$34,000
PHP-303	5,180	5,180	—
Total other intangible assets	$39,180	$5,180	$34,000

Goodwill	$8,430	$—	$8,430

The Company’s IPR&D and goodwill are tested for impairment at least annually, or more frequently if impairment indicators are present. Due to a sustained decline in the Company’s ADS price and market capitalization during the three months ended March 31, 2026, a quantitative impairment test was triggered for both the Company’s IPR&D and goodwill.

The Company first reviewed its AKTX-101 IPR&D asset considering updated development and valuation assumptions. The updated assumptions included refinements to the expected development timelines and probability weighted cash flows to reflect current market conditions, capital availability considerations, and the heightened uncertainty inherent in advancing the program under these conditions, as well as an increase in the discount rate to reflect the overall risk profile of the asset. The estimated fair value of the IPR&D asset was determined using the multi-period excess earnings method and requires management judgment with respect to forecasted gross revenues, revenue and expense growth rates, timing of clinical trials and overall probability of success, and the selection and use of an appropriate discount rate. As a result of the impairment analysis, the Company recorded an impairment charge of $3.7 million. There was no impairment charge recognized on the AKTX 101-IPR&D asset during the three months ended March 31, 2025.

The Company then performed a quantitative goodwill impairment assessment as of March 31, 2026. The fair value of the reporting unit was estimated using an income approach based on a discounted cash flow model and was compared to the Company’s overall market capitalization. As a result, the estimated fair value of the reporting unit was determined to be lower than its carrying value, and the Company recorded a non-cash goodwill impairment charge of $8.4 million in the condensed consolidated statement of operations and comprehensive loss during the three months ended March 31, 2026. There was no impairment charge recognized on goodwill during the three months ended March 31, 2025.

Note 4. Accrued Expenses

Accrued expenses consisted of the following as of March 31, 2026, and December 31, 2025 (in thousands):

	March 31,	December 31,
	2026	2025
Employee compensation and benefits	$888	$780
External research and development expenses	1,043	299
Professional and consulting fees	892	814
Other	505	449
Total accrued expenses	$3,328	$2,342

Note 5. Convertible Notes and Notes Payable

September 2024 Note Payable

In November 2024, the Company assumed a promissory note originally issued by Peak Bio in September 2024 in the amount of $0.3 million (the “September 2024 Note”) to its former California landlord. Due to the short-term nature of the September 2024 Note, the Company concluded that its carrying value approximated its fair value as of the Closing on November 14, 2024. The September 2024 Note bears no interest and is payable over twenty equal monthly instalments beginning on November 1, 2024, and expiring on June 1, 2026.

As of March 31, 2026, and December 31, 2025, the outstanding balance on the September 2024 Note was less than $0.1 million.

April 2023 Convertible Notes

In November 2024, the Company assumed convertible promissory notes issued by Peak Bio in April 2023 in the principal amount of a total of $0.7 million (the “April 2023 Convertible Notes”). The April 2023 Convertible Notes permitted the holder to convert the outstanding principal and accrued interest at any time at a price of $81.60 per ADS (representing $0.00102 per underlying Ordinary Share of the Company). Due to the short-term nature of the April 2023 Convertible Notes, the Company concluded that its carrying value approximated its fair value as of the Closing on November 14, 2024. The April 2023 Convertible Notes were originally due on October 31, 2024, and bore interest at a default rate of 10% per annum.

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

On September 19, 2025, the Company entered into a letter agreement (the “April 2023 Convertible Notes and Warrants Amendment”) with the holders of the April 2023 Convertible Notes to (i) extend the maturity date of the April 2023 Convertible Notes to August 31, 2026, (ii) amend the conversion price of the April 2023 Convertible Notes to $32.40 per ADS (representing $0.000405 per underlying Ordinary Share) and permit the holders of the April 2023 Convertible Notes to voluntarily convert, in whole or in part, the outstanding principal and accrued but unpaid interest on the April 2023 Convertible Notes into ADSs at any time, (iii) extend the expiration date of warrants held by the April 2023 Convertible Note holders (“April 2023 Peak Bio Convertible Noteholder Warrants”) from April 28, 2028 to August 31, 2030, and (iv) amend the exercise price of the April 2023 Peak Bio Convertible Noteholder Warrants to $32.40 per ADS (representing $0.000405 per underlying Ordinary Share).

The Company accounted for April 2023 Convertible Notes and Warrants Amendment as a debt extinguishment in accordance with ASC 470. As the present value of the future cash flows was substantially different than the net carrying value of the original debt, a loss on debt extinguishment of less than $0.1 million was recognized during the three months ended September 30, 2025. The discount of less than $0.1 million is being amortized as interest expense over the term of the convertible notes using the effective interest method.

In November 2024, in connection with the acquisition of Peak Bio, the April 2023 Peak Bio Convertible Noteholder Warrants were accounted for as a liability, as the April 2023 Peak Bio Convertible Noteholder Warrants were not considered indexed to the Company’s own stock in the manner contemplated by ASC 815-40-15, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. Following the April 2023 Convertible Notes and Warrants Amendment on September 19, 2025, the Company determined that the amended April 2023 Peak Bio Convertible Noteholder Warrants for the issuance of 8,560 ADSs (equivalent to 684,840,000 Ordinary Shares) met the requirements to be considered indexed to the Company’s own stock and therefore were reclassified to equity. The fair value of the warrant liability, immediately prior to the modification, was $109,700 at the reclassification date. The Company determined the fair value of the April 2023 Peak Bio Convertible Noteholder Warrants after the modification, using a Black Scholes Option Pricing Model was $191,800 based on a stock price of $0.81, expected volatility of 86%, a risk-free rate of 3.68% and an expected term of 5 years. The change in fair value of $82,100 was recognized as additional paid in capital during the three months ended September 30, 2025.

The Company recognized interest expense, including amortization of the discount of less than $0.1 million, in each of the three months ended March 31, 2026, and 2025.

As of March 31, 2026, and December 31, 2025, accrued interest on the April 2023 Convertible Notes of less than $0.1 million are presented within accrued expenses in the Company’s condensed unaudited consolidated balance sheets.

Note 6. Shareholders’ Equity

Ordinary Shares

As of March 31, 2026, and December 31, 2025, the Company was authorized to issue up to 761,963,201,733 ordinary shares.

Currently, each ADS represents 80,000 ordinary shares (the “ADS Ratio”). All ADS and per ADS amounts in the accompanying condensed consolidated financial statements reflect the ADS Ratio.

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

The ELOC Purchase Agreement was accounted for as a standby equity purchase agreement under ASC 815 as it includes an embedded put option and an embedded forward option. The put option is recognized on inception, and the forward option is recognized upon issuance of notice for the sale of the Company’s Common Stock. The fair value of the derivative liability related to the embedded put option (“White Lion Derivative Liability) was $100,000 at the inception of the agreement. The fair value of the White Lion Derivative Liability was determined using a Monte Carlo simulation based on the projected stock price of $0.76, expected volatility of 97%, risk-free rate of 3.52% and discounted at 71.3% for the probability of the Company timely filing all SEC documents and meeting the NASDAQ listing requirements. At March 31, 2026, the White Lion Derivative Liability was remeasured and had no value.

As of March 31, 2026, the Company had no outstanding purchase notices issued to White Lion.

December 2025 Registered Direct Offering

In December 2025, the Company closed a registered direct offering (the “December 2025 Registered Direct Offering”) with institutional and non-institutional investors providing for the issuance and sale 19,057,418,000 ordinary shares of the Company (238,217 ADSs) and series G warrants (“Series G Warrants”) to purchase up to 19,057,418,000 ordinary shares (238,217 ADSs). The combined purchase price per each ADS and accompanying Series G was $15.53.

Concurrent with the closing of the December 2025 Registered Direct Offering, the Company entered into a side letter with one non-institutional investor pursuant to which the Company agreed to issue 1,030,130,000 ordinary shares (12,876 ADSs) and Series G Warrants to purchase 1,030,130,000 ordinary shares (12,876 ADSs), not included in the total closing amount above, upon receipt of subscription amount of approximately $0.2 million, which such subscription amount was received on January 15, 2026. The closing of this issuance occurred on January 30, 2026.

The Series G Warrants are exercisable at a price of $15.53 per ADS. The Series G Warrants became exercisable on March 2, 2026, and have a 5-year term. The Company determined that the Series G Warrants met all of the criteria for equity classification. Accordingly, each of the Series G Warrants issued on the January 30, 2026 closing was recorded as a component of additional paid-in capital.

Net proceeds from the second closing of the December 2025 Registered Direct Offering was approximately $0.2 million.

Warrants

In connection with various previous financing transactions, the Company has issued warrants to purchase the Company’s ordinary shares represented by ADSs. The Company accounts for such warrants as equity instruments or liabilities, depending on the specific terms of the warrant agreement.

The following table summarizes the Company’s outstanding warrants as of March 31, 2026, and December 31, 2025:

	Number of Warrant ADSs		Weighted-
	March 31,	December 31,	Average
	2026	2025	Exercise Price	Expiration Date
Equity-classified Warrants
December 2025 Investor Prefunded Warrants	301,653	301,653	$—	None
April 2025 Investor Prefunded Warrants	41,250	41,250	$8.00	None
October 2023 Investor Prefunded Warrants	1,209	1,209	$8.00	None
December 2025 Series G Investor Warrants	315,177	302,301	$15.53	3/2/2031
December 2025 Note Exchange Warrants	237,564	237,564	$16.16	3/2/2031
December 2025 Placement Agent Warrants	12,604	12,604	$19.42	12/16/2030
April 2023 Peak Bio Warrants	8,559	8,559	$32.40	8/30/2030
March 2025 Series A Investor Warrants	—	8,861	$34.80	3/6/2026
March 2025 Investor Warrants	105,285	105,285	$34.80	3/6/2030
April 2025 Series A Investor Warrants	28,036	28,036	$34.80	4/25/2026
April 2025 Investor Warrants	232,258	232,258	$34.80	4/25/2030
October 2025 Series E Investor Warrants	78,124	78,124	$39.20	12/15/2030
October 2025 Series F Investor Warrants	78,124	78,124	$39.20	6/15/2028
October 2025 Placement Agent Warrants	3,123	3,123	$40.00	10/14/2030
May 2024 Investor Warrants	100,739	100,739	$70.79	May-Jun 2027
March 2024 Placement Agent Warrants	3,298	3,298	$74.00	3/27/2029
May 2024 Placement Agent Warrants	8,056	8,056	$75.40	5/31/2029
November 2024 Investor Warrants	42,832	42,832	$90.40	Dec 2027-Jun 2028
October 2023 Placement Agent Warrants	1,058	1,058	$165.20	10/6/2028
March 2022 Investor Warrants	4,637	4,637	$1,120.00	3/10/2027
March 2022 Placement Agent Warrants	364	364	$1,200.00	3/10/2027
December 2021 Investor Warrants	2,681	2,681	$1,320.00	1/4/2027
December 2021 Placement Agent Warrants	208	208	$1,400.00	12/29/2026
July 2021 Placement Agent Warrants	487	487	$1,856.00	7/7/2026
	1,607,326	1,603,311
Liability-classified Warrants
April 2023 Peak Bio Warrants	21,107	21,107	$81.60	4/28/2028
September 2022 Series B Investor Warrants	12,988	12,988	$680.00	9/14/2029
November 2022 Peak Bio Warrants	39,432	39,432	$1,567.20	11/1/2027
	73,527	73,527
Total outstanding	1,680,853	1,676,838

The following table summarizes the Company’s warrants activity for the three months ended March 31, 2026:

	Number of	Weighted-Average
	Warrants	Exercise Price
Outstanding at December 31, 2025	1,676,838	$73.61
Issued	12,876	15.53
Exercised	—	—
Expired	(8,861)	34.80
Outstanding at March 31, 2026	1,680,853	$73.36

Note 7. Stock-Based Compensation

Stock Options

The following is a summary of the Company’s stock option activity, with each ADS representing 80,000 Ordinary Shares, under the 2014 Equity Incentive Plan, 2023 Equity Incentive Plan and the Peak Bio 2022 Long Term Incentive Plan for the three months ended March 31, 2026:

	Number of Stock Option ADSs	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	170,137	$109.65	8.8	$—
Granted	—	—
Exercised	—	—
Forfeited	(8,750)	47.66
Expired	(6,891)	674.23
Outstanding at March 31, 2026 (1)	154,496	$87.97	8.8	$—
Exercisable at March 31, 2026	88,604	$108.48	8.6	$—

(1)	Includes both vested stock options as well as unvested stock options for which the requisite service period has not been rendered but that are expected to vest based on achievement of a service condition.

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s ADSs for those options that had exercise prices lower than the fair value of the Company’s ordinary shares.

The weighted-average grant-date fair value per ADS of options granted during each of the three months ended March 31, 2026 and 2025 was $0 and $46.48, respectively.

Option Valuation

The weighted-average assumptions that the Company used to determine the fair value of share options granted were as follows, presented on a weighted average basis:

	Three Months Ended March 31,
	2026	2025
Expected volatility	—	95.7%
Risk-free interest rate	—	4.0%
Expected dividend yield	—	—
Expected term (in years)	—	5.8

Restricted Stock Units

The 2023 Plan provides for the award of RSUs. RSUs are granted to employees that are subject to time-based vesting conditions that lapse between one year and four years from date of grant, assuming continued employment. Compensation cost for time-based RSUs, which generally vest only on continued service, is recognized on a straight-line basis over the requisite service period based on the grant date fair value of the RSUs, which is derived from the Nasdaq closing price of the Company’s ADSs on the date of grant.

The following table summarizes the Company’s restricted stock activity for the three months ended March 31, 2026:

	Time-based Awards
	Number of ADSs	Weighted-Average Grant Date Fair Value
Nonvested shares at December 31, 2025	1,465	$30.00
Granted	—	—
Forfeited	—	—
Vested	(1,465)	30.00
Nonvested shares at March 31, 2026	—	$—

As of March 31, 2026, 1,622 ADSs (129,792,000 ordinary shares) underlying vested time-based RSUs were pending issuance. The fair value of time-based RSUs that vested during the three months ended March 31, 2026 was less than $0.1 million. The Company had no activity in restricted stock awards for the three months ended March 31, 2025.

Performance-Based Stock Options

The Company had previously awarded performance-based stock options (“PSOs”) for the purchase of an aggregate of 9,375 ADSs of the Company outstanding to consultants. Vesting of PSOs granted to consultants were based upon attainment of certain research and licensing agreements and were subject to continuous service by the consultants. During the three months ended March 31, 2026, all PSOs expired or were forfeited and as a result, the Company has not recognized stock-based compensation expense associated with these PSOs. During the three months ended March 31, 2025, all outstanding PSOs were not probable of vesting and as a result, the Company did not recognize any stock-based compensation associated with these PSOs.

Stock-Based Compensation Expense

The Company classifies stock-based compensation expense in the condensed consolidated statements of operations and comprehensive loss in the same manner in which the award recipients’ payroll costs are classified or in which the award recipients’ service payments are classified. Total stock-based compensation expense attributable to share-based payments made to employees, consultants and directors included in operating expenses in the Company’s condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026 and 2025, was as follows:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Research and development	$19	$191
General and administrative	286	824
Total stock-based compensation expense	$305	$1,015

As of March 31, 2026, total unrecognized compensation cost related to unvested stock options was $3.2 million, which is expected to be recognized over a weighted average period of 2.6 years. As of March 31, 2026, no unrecognized compensation cost remains related to time-based RSUs.

Note 8. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s financial liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such values:

	March 31, 2026
(In thousands)	Total	Level 1	Level 2	Level 3
Liabilities
Warrant liability - April 2023 Peak Bio Warrants	$17	$—	$—	$17
Total liabilities	$17	$—	$—	$17

	December 31, 2025
(In thousands)	Total	Level 1	Level 2	Level 3
Liabilities
Warrant liability - April 2023 Peak Bio Warrants	$51	$—	$—	$51
Warrant liability – September 2022 Series B Warrants	10	—	—	10
Derivative liability - ELOC	230	—	—	230
Total liabilities	$291	$—	$—	$291

The Company’s Level 3 liabilities consist of the September 2022 Warrants, the November 2022 Peak Bio Warrants and the April 2023 Peak Bio Warrants, which were determined to be liability-classified instruments, and a derivative liability related to the ELOC Purchase Agreement (described in Note 6). There were no transfers between Level 1, Level 2, and Level 3 during the three months ended March 31, 2026 and the year ended December 31, 2025.

Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the activity in the warrant liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) during the three months ended March 31, 2026 and 2025:

	Warrant Liability
(In thousands)	September 2022 Series B Warrants	November 2022 Peak Bio Warrants	April 2023 Peak Bio Warrants	Total Warrant Liability	Derivative Liability
Balance, December 31, 2024	$181	$95	$736	$1,012	$—
Change in fair value of liability	30	—	24	54	—
Balance, March 31, 2025	$211	$95	$760	$1,066	$—

Balance, December 31, 2025	$10	$—	$51	$61	$230
Change in fair value of liability	(10)	—	(34)	(44)	(230)
Balance, March 31, 2026	$—	$—	$17	$17	$—

Liability-Classified Warrants

The fair value of the warrant liabilities is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the September 2022 Series B Warrants, the November 2022 Peak Bio Warrants and the April 2023 Bio Peak Warrants was determined using the Black-Scholes Option Pricing Model, which uses various assumptions, including (i) fair value of the Company’s ADSs, (ii) exercise price of the warrant, (iii) expected term of the warrant, (iv) expected volatility and (v) expected risk-free interest rate.

Below are the assumptions used for the fair value calculations of liability classified warrants as of March 31, 2026 and December 31, 2025:

	March 31, 2026			December 31, 2025
	September 2022 Series B Warrants	November 2022 Peak Bio Warrants	April 2023 Peak Bio Warrants	September 2022 Series B Warrants	November 2022 Peak Bio Warrants	April 2023 Peak Bio Warrants
Stock (ADS) price	$5.15	$5.15	$5.15	$11.56	$11.56	$11.56
Exercise price	$680.00	$1,567.20	$81.60	$680.00	$1,567.20	$81.60
Expected term (in years)	3.5	1.6	2.1	3.7	1.8	2.3
Expected volatility	100.0%	115.0%	110.0%	100.0%	115.0%	105.0%
Risk-free interest rate	3.8%	3.8%	3.8%	3.7%	3.5%	3.5%
Expected dividend yield	—	—	—	—	—	—

Derivative Liability

The derivative liability related to the ELOC Purchase Agreement (described in Note 6) was originally valued using the Monte Carlo simulation model and as such is considered to be a Level 3 fair value measurement, as the fair value was determined based on significant inputs not observable in the market. The significant unobservable inputs used to determine the fair value were the projected volume weighed average share price at each trading date, and the use of the maximum draw down potential. The fair value of the ELOC Purchase Agreement on December 31, 2025 was $230,000 based on the projected stock price of $0.29, expected volatility of 102.5%, risk-free rate of 3.46% and discounted at 71.3% for the probability of the Company timely filing all SEC documents and meeting the NASDAQ listing requirements. As of March 31, 2026, the Company determined the fair value of the ELOC Purchase Agreement to have no value based on the projected stock price of $5.15, expected volatility of 106%, risk-free rate of 3.73% and discounted at 71.3% for the probability of the Company timely filing all SEC documents and meeting the NASDAQ listing requirements. The difference of $0.2 million was recognized as a change of fair value of derivative liability in the unaudited condensed consolidated statement of operations and comprehensive loss during the three months ended March 31, 2026.

Assets Measured at Fair Value on a Nonrecurring Basis

The Company’s goodwill and IPR&D are measured at fair value on a nonrecurring basis. These assets are reported at carrying value and are remeasured annually or whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable. When impairment has occurred, the Company records the required charges and adjusts the carrying value as discussed in Note 2. Summary of Significant Accounting Policies of the notes to the consolidated financial statements in the Company’s 2025 Form 10-K. As a result of the impairment analysis performed during the three months ended March 31, 2026, using Level 3 inputs, the Company determined its AKTX-101 IPR&D asset to be $30.3 million and recorded a non-cash impairment charge of $3.7 million to its AKTX-101 IPR&D asset and determined the fair value of its reporting unit to be less than its carrying value by an amount that resulted in a non-cash impairment charge of $8.4 million to goodwill. There was no impairment charge to the Company’s goodwill and IPR&D assets during the three months ended March 31, 2025.

Note 9. Net Loss per Share

The following potential dilutive securities, presented based on amounts outstanding at the end of each reporting period, have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	Three Months Ended March 31,
	2026	2025
Stock options	12,359,566,000	14,390,286,688
Restricted stock units	129,792,000	—
Warrants	106,949,459,200	29,325,911,500
Convertible notes	1,832,118,000	—
Total	121,270,935,200	43,716,198,188

Note 10. Income Taxes

In accordance with ASC 270, Interim Reporting, and ASC 740, Income Taxes, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. The Company recorded an income tax benefit of $0.8 million for the three months ended March 31, 2026 in connection with the impairment loss on other intangible assets. For the three months ended March 31, 2026 and 2025, the Company recorded no tax expense or benefit due to the expected current year loss and its historical losses. The Company has not recorded its net deferred tax asset as of either March 31, 2026 or December 31, 2025 because it maintained a full valuation allowance against all deferred tax assets as of these dates as management has determined that it is not more likely than not that the Company will realize these future tax benefits. As of March 31, 2026 and December 31, 2025, the Company had no uncertain tax positions.

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

The Company has assembled a portfolio of preclinical product candidates that aim to develop next-generation precision bifunctional ADCs for the treatment of cancer. The Company has not generated any revenue since its inception and does not expect to generate any revenue from the sale of products in the near future. The Company primarily incurs expenses in connection with the research and development of its product candidates as well as general and administrative costs consisting of salaries and related costs for personnel in executive, finance, and administrative functions, as well as consulting, restructuring and merger-related expenses.

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

	Three Months Ended March 31,
(In thousands)	2026	2025
ADC preclinical development	$(1,237)	$(17)
HSCT-TMA (AK901) clinical program expense	—	(62)
Chemistry, manufacturing, and control	—	(28)
Other external development expense	(17)	(98)
Internal and other research and development expense	(186)	(417)
General and administrative expense	(1,883)	(1,888)
Impairment loss on other intangible assets	(3,700)	—
Impairment loss on goodwill	(8,430)	—
Stock-based compensation expense	(305)	(1,015)
Other segment items (1)	444	(180)
Deferred tax benefit	859	—
Net loss	$(14,455)	$(3,705)

(1)	Other segment items include interest expense, change in fair value of warrant liabilities, change in fair value of derivative liability, and net foreign currency exchange gains (losses) as reported in the Company’s condensed consolidated statements of operations and comprehensive loss.

Assets regularly provided to the CODM are consistent with those reported on the consolidated balance sheets with particular emphasis on the Company’s available liquidity, including its cash and restricted cash. All of the Company’s tangible assets are held in the United States.

Note 12. Related Party Transactions

In November 2024, the Company assumed an amount due to an entity in which the Company’s Chairman, Dr. Hoyoung Huh, is a director. As of March 31, 2026, and December 31, 2025, the amounts due totalled less than $0.1 million and are included in accounts payable in the Company’s condensed consolidated balance sheets.

Note 13. Commitments and Contingencies

Leases

The Company currently leases office space for our U.S. headquarters on a short-term basis. The Company leases its U.S. headquarters virtual office, located in Tampa, Florida, on a month-to-month basis. The Company also leases laboratory space, located in San Francisco, California, on a month-to-month basis and is cancellable anytime with 60 days’ notice. The Company is not party to any material lease agreements.

For each of the three months ended March 31, 2026, and 2025, the Company incurred lease costs of less than $0.1 million.

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

During each of the three months ended March 31, 2026, and 2025, the Company charged less than $0.1 million to operating expenses related to the Company’s contributions to employee benefit plans.

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

The Company incurred zero expenses under this agreement as no milestones have been achieved since inception, and no products were sold from inception through March 31, 2026.

Legal Proceedings

In May 2025, a former employee of Peak Bio CA, Inc. subsidiary filed a claim stating that they are entitled to certain discretionary bonuses from 2022 totalling less than $0.1 million. The Company denies the former employee’s claim and intends to defend itself.

Accounts Payable Settlements

During the three months ended March 31, 2026, the Company entered into settlement agreements with vendors for the settlement of outstanding payables. This resulted in a gain on settlement of current liabilities of less than $0.1 million, which is reflected in the unaudited condensed consolidated statement of operations.

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

Overview

We are an oncology company developing next generation ADCs designed around novel payload biology. Our platform is anchored by PH1, a spliceosome modulating payload that in preclinical settings has demonstrated cytotoxic activity and robust activation of the immune system to attack cancer. Our business is focused on advancing our lead program, AKTX-101, through IND enabling activities and clinical readiness while maintaining the ability to expand the PH1 based ADC pipeline, as capital and priorities permit. We also have a second program, including AKTX-102, a CEACAM5 directed ADC program, that is earlier in development.

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

Recent Developments

AKTX-101 IND-Enabling Plan and Activities

Our near-term operational strategy remains focused on advancing AKTX-101 into IND-enabling activities and clinical readiness while maintaining the ability to expand our PH1-based ADC pipeline as capital and priorities permit. AKTX-101 is a preclinical Trop2–targeting ADC that combines PH1 with a proprietary non-cleavable linker and antibody construct. We are prioritizing the program’s path to Phase 1 clinical trials through the coordinated execution of GMP product supply and non-clinical data package workstreams that support IND/Phase 1 enabling activities.

We rely on third-party Contract Development and Manufacturing Organizations (“CDMOs”) for development, scale-up, and GMP production of materials used in our research and development activities. In December 2025, we announced the initiation of GMP manufacturing activities for AKTX-101 and selected WuXi Biologics/XDC as our partner for this GMP product supply and related IND-enabling work. This milestone supports our timeline for our Phase 1 first-in-human study described in our public communications while we maintain an efficient, high-quality, and reliable virtual manufacturing model for clinical-grade supply. In December 2025 we publicly described that based on our anticipated GMP product supply and IND-enabling activities and planning, we are projected to advance AKTX-101 into clinical trials by middle of 2027.

Publication at the American Society of Clinical Oncology (ASCO) 2026 Annual Meeting

On April 21, 2026, we issued a press release announcing our abstract titled Combination synergy of spliceosome modulator ADC with a K-Ras inhibitor in KRAS–mutated pancreatic cancers was accepted for online publication at the American Society of Clinical Oncology (ASCO) Annual Meeting 2026. This provides continued validation of our novel RNA splicing modulator payload platform for ADCs, and its broad potential in treating a wide range of cancer tumors, including those with KRAS mutations, a rapidly expanding therapeutic category. We believe this data highlights a growing body of evidence demonstrating that targeting RNA splicing in cancer cells could be a powerful way to attack even the most difficult cancers.

ADS Ratio Change

On March 31, 2026, we completed our previously announced 2026 ADS Ratio Change, which changed the ratio of our ADSs to ordinary shares to a new ratio of one ADS representing 80,000 ordinary shares.

Results of Operations

Three Months Ended March 31, 2026 and 2025

Overview

During the three months ended March 31, 2026, our loss from operations increased by $12.2 million, as compared to the three months ended March 31, 2025, which was primarily due to a $12.1 million non-cash impairment on other intangible assets and goodwill. Our total operating expenses are set forth by category in the table below:

	Three Months Ended
	March 31,		Change
($ in thousands)	2026	2025	$	%
Operating expenses:
Research and development	$1,459	$813	$646	79%
General and administrative	2,169	2,712	(543)	-20%
Impairment loss on other intangible assets	3,700	—	3,700	100%
Impairment loss on goodwill	8,430	—	8,430	100%
Total operating expenses	15,758	3,525	12,233	347%
Loss from operations	$(15,758)	$(3,525)	$(12,233)	347%

Research and development expenses

Our research and development expenses are charged to operations as incurred, and we incur both direct and indirect expenses for each of our programs. We track direct research and development expenses by preclinical program, which may include third-party costs such as CDMOs, contract laboratories, and consulting. We do not allocate indirect research and development expenses, which may include product development and manufacturing, clinical, medical, regulatory, laboratory (equipment and supplies), personnel, facility and other overhead costs, to specific programs.

During the three months ended March 31, 2026, total research and development expenses increased by approximately $0.6 million, as compared to the three months ended March 31, 2025. The following sets forth research and development expenses for the three months ended March 31, 2026 and 2025 by category:

	Three Months Ended
	March 31,		Change
($ in thousands)	2026	2025	$	%
ADC preclinical development	$1,237	$17	$1,220	100%
Other external development expenses	17	188	(171)	-91%
Personnel costs	205	608	(403)	-66%
Total research and development expenses	$1,459	$813	$646	79%

ADC preclinical development

These expenses include external expenses that we incurred in connection with the discovery and pre-clinical development of our ADC platform and program(s) and primarily consist of payments to external vendors and consultants. In December 2025 we announced that based on our anticipated GMP product supply and IND-enabling activities and planning, we are projected to advance AKTX-101 into clinical trials by middle of 2027.

Other external development expenses

These expenses include external expenses to contract vendors that may be related to pre-clinical development activities, discontinued programs and unallocated expenses. The decrease of $0.2 million in expenses incurred during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, is primarily related to lower costs incurred related to our HSCT-TMA, PAS-nomacopan, and PHP-303 program. In December 2024, we announced our decision to suspend these programs and find a collaborative partner.

Personnel costs

These expenses include compensation and related costs associated with employees. The $0.4 million decrease during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, is primarily due to decreases in non-cash stock-based compensation expense and lower cash-based salaries.

The extent of our future research and development expenditures will be determined based on future funding.

General and administrative expenses

During the three months ended March 31, 2026, total general and administrative costs decreased by approximately $0.5 million as compared to the three months ended March 31, 2025, primarily due to decreases non-cash stock-based compensation expense.

Impairment loss

During the three months ended March 31, 2026, we recognized non-cash impairment losses on goodwill, and in process research and development (“IPR&D”) assets recorded in connection with our December 2024 merger with Peak Bio, Inc. The impairment assessment was triggered by the sustained decline in the Company’s market capitalization as of March 31, 2026, which required a reassessment of the carrying value of these assets.

As part of this assessment, goodwill was impaired based on the determination that the estimated fair value of the Company’s reporting unit was lower than its carrying value. In addition, management reassessed the valuation assumptions underlying the AKTX 101 IPR&D asset, including expected development timelines, probability weighted cash flows, and discount rates, to reflect current market conditions, capital availability considerations, and the heightened uncertainty inherent in advancing the program under these conditions.

The resulting IPR&D impairment reflects the application of a risk adjusted valuation approach consistent with the available market evidence and the requirements of U.S. GAAP.

Interest expense

Interest expense primarily consists of amortization of debt issuance costs on the financing of director and officer insurance premiums and the April 2023 Convertible Notes. Refer to Note 6 and Note 12 of our unaudited condensed consolidated financial statements included in this Form 10-Q.

Interest expense may fluctuate from period to period due to changes in average interest-bearing loans and related interest rates.

Gain on settlement of current liabilities

During the three months ended March 31, 2026, we recognized a gain on settlement of current liabilities of approximately $0.2 million which relates to settlements with former vendors for outstanding payables. During the three months ended March 31, 2025, we recognized a gain on settlement of current liabilities of less than $0.1 million which related to an extinguishment of a $0.4 million promissory note assumed by the Company on November 14, 2024, in connection with our acquisition of Peak Bio.

Change in fair value of warrant liabilities

Change in fair value of warrant liabilities represents non-cash warrant revaluation gains or losses related to the re-measurement of our liability-classified instruments, namely our September 2022 Warrants and the warrants we assumed on November 14, 2024, in connection with our acquisition of Peak Bio (the “Peak Bio Warrants”). Due to the nature of and inputs in the model used to assess the fair value of our outstanding September 2022 Warrants and Peak Bio Warrants, it is not unusual to experience significant fluctuations during each re-measurement period. These fluctuations may be due to a variety of factors, including changes in our stock price and changes in estimated stock price volatility over the remaining life of the warrants.

During the three months ended March 31, 2026, we recorded a change in the fair value of warrant liabilities, representing a non-cash revaluation gain of less than $0.1 million, which was primarily driven by a decrease in our stock price. During the three months ended March 31, 2025, we recorded a change in the fair value of warrant liabilities, representing a non-cash revaluation loss of less than $0.1 million, which was driven by an increase in our stock price.

Change in fair value of derivative liability

During the three months ended March 31, 2026, we recognized a non-cash revaluation gain of $0.2 million in relation to the embedded derivative in the White Lion ELOC, which was primarily attributable to the effect of the ADS Ratio Change. No such loss was recognized during the three months ended March 31, 2025.

Foreign currency exchange gain, net

During the three months ended March 31, 2026 and 2025, we recorded a net foreign currency exchange gain of less than $0.1 million and a foreign currency exchange loss of approximately $0.1 million, respectively. Exchange gains and losses can fluctuate significantly from period to period due to changes in exchange rates, as well as the volume and timing of expenditures and related payments denominated in foreign currencies.

Net Loss Applicable to Common Shareholders

As a result of the factors discussed above, our net loss applicable to ordinary shareholders for the three months ended March 31, 2026, was $14.5 million, compared to net loss applicable to ordinary shareholders for the three months ended March 31, 2025 of $3.7 million.

Financial Condition, Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have incurred substantial losses, and we have primarily funded our operations with proceeds from the sale of equity securities, including ordinary shares, warrants and pre-funded warrants, and convertible notes. On March 31, 2026, we had $2.8 million in cash and an accumulated deficit of $279.0 million. To date, we have not generated any revenue.

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

As of March 31, 2026, the Company had no outstanding purchase notices issued to White Lion.

Funding Requirements

As of the date of this report, our existing cash is sufficient to fund our operations into June 2026. While we have additional funding activities in progress to fund our operations, we will need to raise additional capital to continue to fund our operations and service our obligations in the future. If we are unable to raise additional capital when needed, we will not be able to continue as a going concern. We do not currently have any products approved for sale and do not generate any revenue from product sales. We are currently seeking and expect to continue to seek additional funding through financings of equity and/or debt securities. We may also engage in strategic research and development collaborations, pre-clinical and clinical funding arrangements, the sale or license of technology assets, and/or other strategic alternatives.

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

If we are unable to raise additional capital when required or on acceptable terms, we may be required to:

●	significantly delay, scale back, or discontinue the development or commercialization of our product candidates;

●	seek strategic alliances for research and development programs at an earlier stage than otherwise would be desirable or that we otherwise would have sought to develop independently, or on terms that are less favorable than might otherwise be available in the future;

●	dispose of technology assets, including current product candidates, or relinquish or license on unfavorable terms, our rights to technologies or any of our product candidates that we otherwise would seek to develop or commercialize ourselves;

●	pursue the sale of our company to a third party at a price that may result in a loss on investment for our shareholders; or

●	file for bankruptcy or cease operations altogether.

Any of these events could have a material adverse effect on our business, operating results, and prospects.

We believe the key factors which will affect our ability to obtain funding are:

●	the receptivity of the capital markets to financings by biotechnology companies generally and companies with drug candidates and technologies similar to ours specifically;

●	the receptivity of the capital markets to any in-licensing, product acquisition or other transaction we may enter into or attempt to enter into;

●	the results of our preclinical and clinical development activities in our drug candidates we develop on the timelines anticipated;

●	competitive and potentially competitive products and technologies and investors’ receptivity to our drug candidates we develop and the technology underlying them in light of competitive products and technologies; and

●	the cost, timing, and outcome of regulatory reviews.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Three Months Ended
	March 31,
(In thousands)	2026	2025
Net cash (used in) provided by:
Net cash used in operating activities	$(2,488)	$(2,150)
Net cash provided by financing activities	53	2,133
Net change in cash	$(2,435)	$(17)

Operating Activities. The net cash used in operating activities for the periods presented consists primarily of our net loss adjusted for non-cash charges and changes in components of working capital. The increase in cash used in operating activities during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was primarily due to an increase in research and development costs.

Financing Activities. Net cash provided by financing activities primarily consisted of the following:

●	For the three months ended March 31, 2026, an aggregate of $0.2 million in net proceeds received from the second closing of the December 2025 financing partially offset by $0.1 million of payments for our insurance premium financing and our promissory note; and

●	For the three months ended March 31, 2025, an aggregate of $1.2 million in net proceeds received from the March 2025 Private Placement, an aggregate of $1.1 million received from advance deposits related to the second closing of the March 2025 Private Placement that occurred subsequent to March 31, 2025, partially offset by $0.5 million of payments related to our promissory notes and $0.1 million of payments for our insurance premium financing.

Material Cash Requirements

Insurance Financing Obligations

In January 2026, we entered into a short-term financing arrangement with a third-party vendor to finance insurance premiums. The aggregate amount financed under this agreement was $0.5 million which is scheduled to be paid in monthly installments through October 2026.

Debt Obligations

We have outstanding convertible notes and promissory notes with third parties, assumed from the acquisition of Peak Bio Inc., as more fully described in Note 6 to our unaudited condensed consolidated financial statements appearing in this Form 10-Q. As of March 31, 2026, these obligations are expected to result in principal payments of approximately $0.7 million.

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

Critical Accounting Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. In doing so, we must make estimates and assumptions that affect our reported amounts of assets, liabilities and expenses, as well as related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates and judgments, including, but not limited to, those related to (i) fair value of warrants classified as liabilities and (ii) impairment assessment of goodwill and other intangible assets. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” of our Form 10-K, for a discussion of significant estimates and assumptions made by our management as part of the preparation of this management’s discussion and analysis of financial condition and results of operations and accompanying condensed consolidated financial statements. There have been no material changes to our critical accounting estimates since December 31, 2025, except the estimates related to other intangible assets and goodwill as of March 31, 2026. Refer to Note 3 of our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further details of our impairment assessment of goodwill and other intangibles assets as of March 31, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

As previously disclosed under “Part II - Item 9A - Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (our “2025 Form 10-K”), management concluded that our internal control over financial reporting was not effective at the reasonable assurance level as of December 31, 2025, due to (i) lack of formalized controls over Information Technology and General Controls (QuickBooks) and (ii) lack of formalized designed and implemented internal controls (Purchase to Pay). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We commenced remediation efforts in the quarter ending December 31, 2025, to address the material weaknesses, as well as other identified areas of risk. For a complete description of management’s remediation plan, see “Part II - Item 9A - Controls and Procedures” in our 2025 Form 10-K.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as of March 31, 2026. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation and previously identified material weaknesses in internal control over financial reporting, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2026.

Management’s Implementation of Remediation Plan

Management, with oversight from the Audit Committee, began the implementation of the remediation efforts to our internal controls over financial reporting in order to remediate the control deficiencies that resulted in the material weaknesses as previously disclosed in our Form 10-K for the fiscal year ended December 31, 2025. We believe that the remediation steps disclosed under “Part II - Item 9A - Controls and Procedures” in our 2025 Form 10-K, will allow us to address the deficient controls within our internal control environment, which will facilitate the remediation of the material weaknesses.

Although we began the implementation of these remediation efforts as described in our 2025 Form 10-K, we will not be able to consider the material weaknesses as remediated until the applicable remedial controls operate for a sufficient period of time and our management has concluded, through testing, that our controls are operating effectively. We, along with our Audit Committee, will continue to monitor and evaluate the effectiveness of these remedial actions and take further actions as deemed appropriate.

Changes in Internal Control over Financial Reporting

Other than the remediation efforts to address the material weaknesses described in our 2025 Form 10-K, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have IPR&D and future impairment of IPR&D may have an adverse impact on our future financial condition and results of operations.

As of March 31, 2026, we had in-process research and development (“IPR&D”) of approximately $30.3 million, primarily relating to AKTX-101 and our ADC Platform. Our intangible assets have been previously impaired and remain subject to additional impairment analyses whenever an event or change in circumstances indicates the carrying amount of such an asset may not be recoverable. Events giving rise to impairment are difficult to predict and are an inherent risk in the pharmaceutical industry. Some of the potential risks that could result in further impairment of our IPR&D include negative preclinical or clinical trial results, adverse regulatory developments, delay or failure to obtain regulatory approval, additional development costs, changes in the manner of our use or development of our product candidates, competition, earlier than expected loss of exclusivity, pricing pressures, higher operating costs, our inability to identify or enter into strategic partnerships, collaborations or out-licensing arrangements on acceptable terms or at all, geopolitical conflicts, changes in tax laws, prices that third parties are willing to pay for our IPR&D or similar assets in an arm’s length transaction being less than the carrying value of our IPR&D, declines in our market capitalization, and other adverse market and economic environment changes or trends. Any and all of these conditions are reasonably likely to exist in the future and materialization of these risks or other changes in circumstances may lead to significant impairment charges on our IPR&D in the future, which could materially adversely affect our financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2026, we did not have any sales of unregistered securities, other than as previously disclosed by us in a Current Report on Form 8-K.

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

Akari Therapeutics, Plc

Date: May 19, 2026	By:	/s/ Abizer Gaslightwala
Abizer Gaslightwala
President and Chief Executive Officer

	By:	/s/ Kameel Farag
Date: May 19, 2026		Kameel Farag
Interim Chief Financial Officer

