Form 10-Q
period 2026-06-30
Akari Therapeutics Plc
filed 2026-08-13
CIK 1541157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares of Registrant’s Ordinary Shares outstanding as of August 13, 2026, was 155,758,529,533.

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

There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements. These important factors include those set forth under Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (our “2025 Form 10-K”) and Part II “Item 1A. Risk Factors” of this Form 10-Q and in our other disclosures and filings we have made with the SEC. These factors and the other cautionary statements made in this Form 10-Q and the documents we incorporate by reference should be read as being applicable to all related forward-looking statements whenever they appear in this Form 10-Q and the documents we incorporate by reference.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

AKARI THERAPEUTICS, PLC

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash	$7,694	$5,203
Restricted cash	60	60
Prepaid expenses	532	185
Other current assets	38	14
Total current assets	8,324	5,462
Goodwill	—	8,430
Other intangible assets	30,300	34,000
Total assets	$38,624	$47,892

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,401	$8,770
Accrued expenses	3,513	2,342
Convertible notes, net	693	673
Notes payable, net	—	81
Warrant liabilities	116	61
Other current liabilities	212	424
Total current liabilities	13,935	12,351
Derivative liability	—	230
Other non-current liabilities	—	31
Deferred tax liability	6,094	6,952
Total liabilities	20,029	19,564

Commitments and contingencies (Note 13)

Shareholders’ equity:
Share capital of $0.000000005 par value
Authorized: 4,365,687,180,943 and 761,963,201,733 ordinary shares at June 30, 2026, and December 31, 2025; issued and outstanding: 140,032,769,533 and 90,536,879,533 ordinary shares at June 30, 2026, and December 31, 2025, respectively	1	—
Additional paid-in capital	243,759	234,318
Capital redemption reserve	59,342	59,342
Accumulated other comprehensive loss	(695)	(782)
Accumulated deficit	(283,812)	(264,550)
Total shareholders’ equity	18,595	28,328
Total liabilities and shareholders’ equity	$38,624	$47,892

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKARI THERAPEUTICS, PLC

Condensed Consolidated Statements of Operations

and Comprehensive Loss

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$2,077	$667	$3,536	$1,480
General and administrative	2,525	2,452	4,694	5,164
Impairment loss on other intangible assets	—	—	3,700	—
Impairment loss on goodwill	—	—	8,430	—
Loss from operations	(4,602)	(3,119)	(20,360)	(6,644)
Other income (expense):
Interest expense	(80)	(50)	(141)	(105)

Gain on settlement of current liabilities	—	1,190	167	1,244
Change in fair value of warrant liabilities	(99)	134	(55)	80
Foreign currency exchange gain (loss), net	(26)	(50)	38	(175)
Change in fair value of derivative liability	—	—	230	—
Total other income (expense), net	(205)	1,224	239	1,044

Net loss before tax	$(4,807)	$(1,895)	$(20,121)	$(5,600)
Benefit from deferred income taxes	—	—	859	—
Net loss	(4,807)	(1,895)	(19,262)	(5,600)

Net loss per share –– basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted-average number of ordinary shares used in computing net loss per share –– basic and diluted	143,317,469,445	62,943,895,665	131,037,241,423	58,766,089,753

Comprehensive loss:
Net loss	$(4,807)	$(1,895)	$(19,262)	$(5,600)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	73	(333)	87	(368)
Total other comprehensive (loss) income, net of tax	73	(333)	87	(368)
Total comprehensive loss	$(4,734)	$(2,228)	$(19,175)	$(5,968)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKARI THERAPEUTICS, PLC

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(amounts in thousands, except share data)

(unaudited)

	Six Months Ended June 30, 2026
					Accumulated
			Additional	Capital	Other		Total
	Share Capital		Paid-in-	Redemption	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Reserve	Loss	Deficit	Equity
Balance, December 31, 2025	90,536,879,533	$—	$234,318	$59,342	$(782)	$(264,550)	$28,328
Issuance of share capital related to financing, net of issuance costs	1,030,130,000	—	188	—	—	—	188
Stock-based compensation	—	—	305	—	—	—	305
Foreign currency translation	—	—	—	—	14	—	14
Net loss	—	—	—	—	—	(14,455)	(14,455)
Balance, March 31, 2026	91,567,009,533	—	234,811	59,342	(768)	(279,005)	14,380
Issuance of share capital related to financing, net of issuance costs	21,127,920,000	—	5,203	—	—	—	5,203
Issuance of share capital for warrant exercises, net of issuance costs	27,337,840,000	1	3,034	—	—	—	3,035
Stock-based compensation	—	—	711	—	—	—	711
Foreign currency translation	—	—	—	—	73	—	73
Net loss	—	—	—	—	—	(4,807)	(4,807)
Balance, June 30, 2026	140,032,769,533	$1	$243,759	$59,342	$(695)	$(283,812)	$18,595

	Six Months Ended June 30, 2025
					Accumulated
			Additional	Capital	Other		Total
	Share Capital		Paid-in-	Redemption	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Reserve	Loss	Deficit	Equity
Balance, December 31, 2024	53,186,919,523	$5,319	$212,706	$52,194	$(738)	$(247,252)	$22,229
Issuance of share capital related to financing, net of issuance costs	4,566,062,000	457	1,785	—	—	—	2,242
Stock-based compensation	—	—	1,015	—	—	—	1,015
Foreign currency translation	—	—	—	—	(35)	—	(35)
Net loss	—	—	—	—	—	(3,705)	(3,705)
Balance, March 31, 2025	57,752,981,523	5,776	215,506	52,194	(773)	(250,957)	21,746
Issuance of share capital related to financing, net of issuance costs	5,753,878,000	575	3,829	—	—	—	4,404
Issuance of share capital on conversion of convertible notes, related party	387,880,000	39	270	—	—	—	309
Issuance of share capital for payments in kind	1,002,900,000	100	522	—	—	—	622
Vesting of restricted shares	331,822,000	33	—	—	—	—	33
Stock-based compensation	—	—	719	—	—	—	719
Foreign currency translation	—	—	—	—	(333)	—	(333)
Net loss	—	—	—	—	—	(1,895)	(1,895)
Balance, June 30, 2025	65,229,461,523	$6,523	$220,846	$52,194	$(1,106)	$(252,852)	$25,605

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKARI THERAPEUTICS, PLC

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,262)	$(5,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,016	1,734
Issuance of share capital for payments in kind	—	27
Accretion of debt issuance costs on convertible notes payable	20	—
Gain on settlement of current liabilities	(167)	(1,244)
Change in fair value of warrant liabilities	55	(80)
Impairment loss on other intangible assets	3,700	—
Impairment loss on goodwill	8,430	—
Change in fair value of derivative liability	(230)	—
Deferred tax benefit	(859)	—
Unrealized foreign currency exchange gains	48	(394)
Change in assets and liabilities:
Prepaid expenses and other current assets	98	263
Accounts payable, accrued expenses and other current liabilities	1,554	(112)
Net cash used in operating activities	(5,597)	(5,406)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares, net of issuance costs	8,426	5,879
Proceeds from issuance of restricted shares	—	33
Proceeds from issuance of pre-funded warrants	—	330
Repayments of notes payable	(81)	(455)
Payments on short-term financing arrangement	(257)	(273)
Net cash provided by financing activities	8,088	5,514
Effect of exchange rates on cash	—	4
Net change in cash	2,491	112
Cash and restricted cash at beginning of period	5,263	2,659
Cash and restricted cash at end of period	$7,754	$2,771

Components of cash and restricted cash
Cash	$7,694	$2,711
Restricted cash	60	60
Total cash and restricted cash	$7,754	$2,771

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Financing costs in accrued expenses	$—	$233
Issuance of share capital for settlement of convertible notes, related party	$—	$309
Issuance of share capital for settlement of related party debt	$—	$1,000
Issuance of share capital for payments in kind	$—	$595
Short-term financing arrangement	$469	$499
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$17	$15
Cash paid for income taxes	$90	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKARI THERAPEUTICS, PLC

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1. Description of Business

Business Overview

Akari Therapeutics, Plc, (the “Company” or “Akari”) is incorporated in the United Kingdom. The Company is developing next-generation antibody-drug conjugates (“ADCs”) through its proprietary technology platform that enables the Company to establish a pipeline of ADC candidates that target and kill cancer cells and stimulate the immune system, all while overcoming the limitations inherent in existing ADC therapies. The Company’s activities since inception have consisted of performing research and development activities and raising capital.

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the rules and regulations of the SEC and assumes that the Company will continue to operate as a going concern. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, including normal and recurring adjustments, which the Company considers necessary for the fair statement of financial information. The results of operations and comprehensive loss for the three and six months ended June 30, 2026, are not necessarily indicative of expected results for the fiscal year ending December 31, 2026, or any other future period. The condensed consolidated balance sheet at December 31, 2025, has been derived from the audited consolidated financial statements at that date. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2025, and notes thereto included in its Form 10-K, as filed with the SEC on March 30, 2026.

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

The Company has incurred substantial losses and negative cash flows since inception and had an accumulated deficit of $283.8 million as of June 30, 2026. The Company’s cash balance of $7.7 million as of June 30, 2026, is not sufficient to fund its operations for the one-year period after the date these condensed consolidated financial statements are issued. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least a one-year period following the issuance of these condensed consolidated financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Note 2. Summary of Significant Accounting Policies

The significant accounting policies and estimates used in the preparation of the accompanying unaudited condensed consolidated financial statements are described in the Company’s audited consolidated financial statements for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2026. There have been no material changes in the Company’s significant accounting policies during the three and six months ended June 30, 2026.

Recent accounting pronouncements

Periodically, new accounting pronouncements are issued by the FASB or other standard setting bodies. Recently issued standards typically do not require adoption until a future effective date. Prior to their effective date, we evaluate the pronouncements to determine the potential effects of adoption on our accompanying unaudited condensed consolidated financial statements. During the first six months of 2026, no new accounting pronouncements issued or effective in the period had or are expected to have a material impact on our accompanying unaudited condensed consolidated financial statements.

Note 3. Goodwill and Intangible Assets

The following table presents information about the Company’s goodwill and IPR&D assets:

	June 30, 2026
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

The Company’s IPR&D and goodwill are tested for impairment at least annually, or more frequently if impairment indicators are present. Due to a sustained decline in the Company’s ADS price and market capitalization during the quarter ended March 31, 2026, a quantitative impairment test was triggered for both the Company’s IPR&D and goodwill.

The Company first reviewed its AKTX-101 IPR&D asset considering updated development and valuation assumptions. The updated assumptions included refinements to the expected development timelines and probability weighted cash flows to reflect current market conditions, capital availability considerations, and the heightened uncertainty inherent in advancing the program under these conditions, as well as an increase in the discount rate to reflect the overall risk profile of the asset. The estimated fair value of the IPR&D asset was determined using the multi-period excess earnings method and requires management judgment with respect to forecasted gross revenues, revenue and expense growth rates, timing of clinical trials and overall probability of success, and the selection and use of an appropriate discount rate. As a result of the impairment analysis, the Company recorded an impairment charge of $3.7 million in the condensed consolidated statement of operations and comprehensive loss during the six months ended June 30, 2026. There was no impairment charge recognized on the AKTX 101-IPR&D asset during the three months ended June 30, 2026, and the three and six months ended June 30, 2025.

The Company then performed a quantitative goodwill impairment assessment as of March 31, 2026. The fair value of the reporting unit was estimated using an income approach based on a discounted cash flow model and was compared to the Company’s overall market capitalization. As a result, the estimated fair value of the reporting unit was determined to be lower than its carrying value, and the Company recorded a non-cash goodwill impairment charge of $8.4 million in the condensed consolidated statement of operations and comprehensive loss during the six months ended June 30, 2026. There was no impairment charge recognized on goodwill during the three months ended June 30, 2026, and the three and six months ended June 30, 2025.

Note 4. Accrued Expenses

Accrued expenses consisted of the following as of June 30, 2026, and December 31, 2025 (in thousands):

	June 30,	December 31,
	2026	2025
Employee compensation and benefits	$424	$780
External research and development expenses	1,277	299
Professional and consulting fees	1,233	814
Other	579	449
Total accrued expenses	$3,513	$2,342

Note 5. Convertible Notes and Notes Payable

September 2024 Note Payable

In November 2024, the Company assumed a promissory note originally issued by Peak Bio Inc. (“Peak Bio”) in September 2024 in the amount of $0.3 million (the “September 2024 Note”) to its former California landlord. Due to the short-term nature of the September 2024 Note, the Company concluded that its carrying value approximated its fair value as of the closing of our business combination with Peak Bio on November 14, 2024 (the “Merger Closing”). The September 2024 Note bears no interest and is payable over twenty equal monthly instalments beginning on November 1, 2024, and expiring on June 1, 2026.

As of June 30, 2026, and December 31, 2025, the outstanding balance on the September 2024 Note was $0 and less than $0.1 million, respectively.

April 2023 Convertible Notes

In November 2024, the Company assumed convertible promissory notes issued by Peak Bio in April 2023 in the principal amount of a total of $0.7 million (the “April 2023 Convertible Notes”). The April 2023 Convertible Notes permitted the holder to convert the outstanding principal and accrued interest at any time at a price of $81.60 per ADS (representing $0.00102 per underlying Ordinary Share of the Company). Due to the short-term nature of the April 2023 Convertible Notes, the Company concluded that its carrying value approximated its fair value as of the Merger Closing on November 14, 2024. The April 2023 Convertible Notes were originally due on October 31, 2024, and bore interest at a default rate of 10% per annum.

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

The Company recognized interest expense, including amortization of the discount of less than $0.1 million, in each of the three and six months ended June 30, 2026 and 2025.

As of June 30, 2026, and December 31, 2025, accrued interest on the April 2023 Convertible Notes of less than $0.1 million are presented within accrued expenses in the Company’s condensed unaudited consolidated balance sheets.

Note 6. Shareholders’ Equity

Ordinary Shares

On June 30, 2026, the Company’s shareholders approved an increase to the number of authorized ordinary shares, par value $0.000000005 (the “Ordinary Shares”). The Company can issue up to 4,000,000,000,000 ordinary shares plus 365,687,180,943 ordinary shares previously granted under previous allotments. All previously unallocated authorized shares were revoked. Accordingly, as of June 30, 2026, the Company was authorized to issue up to 4,365,687,180,943 ordinary shares.

Currently, each ADS represents 80,000 ordinary shares (the “ADS Ratio”). All ADS and per ADS amounts in the accompanying condensed consolidated financial statements reflect the ADS Ratio.

White Lion Ordinary Share Purchase and Registration Rights Agreements

On August 29, 2025 (the “Execution Date”), the Company entered into an Ordinary Share Purchase Agreement (the “ELOC Purchase Agreement”) and a Registration Rights Agreement (the “White Lion RRA”) with White Lion Capital, LLC, a Delaware limited liability company (“White Lion”). Pursuant to the ELOC Purchase Agreement, the Company has the right, but not the obligation, to require White Lion to purchase, from time to time, up to $25,000,000 in aggregate gross purchase price of newly issued Ordinary Shares (the “Commitment Amount”), which may be exchanged for ADSs, subject to certain limitations and conditions set forth in the ELOC Purchase Agreement.

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

The purchase price of the Ordinary Shares that the Company elects to sell to the Purchaser pursuant to the ELOC Purchase Agreement will be determined based on the type of notice to purchase ADSs under the ELOC Purchase Agreement (each, a “Purchase Notice”) issued, as follows:

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

Concurrently with the ELOC Purchase Agreement, the Company and the Purchaser entered into the White Lion RRA, pursuant to which the Company agreed to file a registration statement on Form S-1 (or any successor form) with the SEC within thirty (30) calendar days following August 29, 2025, to register the resale of the maximum number of Registrable Securities (as such term is defined in the White Lion RRA) (including the Ordinary Shares, Commitment Shares, and ADSs representing such shares) permitted by applicable SEC rules (the “ELOC Resale Registration Statement”). The Company filed the ELOC Resale Registration Statement on August 29, 2025, which was subsequently amended on June 26, 2026, and was declared effective by the SEC on July 7, 2026.

The ELOC Purchase Agreement was accounted for as a standby equity purchase agreement under ASC 815 as it includes an embedded put option and an embedded forward option. The put option is recognized on inception, and the forward option is recognized upon issuance of notice for the sale of the Company’s Common Stock. The fair value of the derivative liability related to the embedded put option (“White Lion Derivative Liability) was $100,000 at the inception of the agreement. The fair value of the White Lion Derivative Liability was determined using a Monte Carlo simulation based on the projected stock price of $0.76, expected volatility of 97%, risk-free rate of 3.52% and discounted at 71.3% for the probability of the Company timely filing all SEC documents and meeting the NASDAQ listing requirements. At June 30, 2026, the White Lion Derivative Liability was remeasured and had no value.

As of June 30, 2026, the Company had no outstanding purchase notices issued to White Lion.

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

The Series G Warrants are exercisable at a price of $15.53 per ADS. The Series G Warrants became exercisable on March 2, 2026, and have a five-year term. The Company determined that the Series G Warrants met all of the criteria for equity classification. Accordingly, each of the Series G Warrants issued on the January 30, 2026 closing was recorded as a component of additional paid-in capital.

Net proceeds from the second closing of the December 2025 Registered Direct Offering was approximately $0.2 million.

May 2026 Private Placement

In May 2026, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain investors pursuant to which the Company sold and issued in a private placement (the “May 2026 Private Placement”) (i) 21,127,920,000 ordinary shares (264,099 ADSs), (ii) prefunded warrants (“Prefunded Warrants”) to purchase up to 96,519,120,000 ordinary shares (1,206,489 ADSs), (iii) series H warrants (“Series H Warrants”) to purchase up to 117,647,040,000 ordinary shares (1,470,588 ADSs), (iv) series I warrants (“Series I Warrants”) to purchase up to 117,647,040,000 ordinary shares (1,470,588 ADSs), and (v) series J warrants (“Series J Warrants”, and, with the Pre-Funded Warrants, Series H Warrants and Series I Warrants, the “May 2026 Warrants”) to purchase up to 117,647,040,000 ordinary shares (1,470,588 ADSs). The combined purchase price per each ADS or Prefunded Warrant and accompanying Series H, Series I and Series J Warrant was $3.74. The May 2026 Private Placement closed in two tranches on May 26, 2026, and June 26, 2026.

The Series H Warrants, Series I Warrants, and Series J Warrants were issued on June 30, 2026, following the obtainment of requisite shareholder approval and are exercisable at a price of $3.74 per ADS. The Series H Warrants have an eighteen-month term, and the Series I and J warrants have a five-year term. The Company determined that the Series H Warrants, the Series I Warrants, the Series J Warrants, and the Prefunded Warrants met all the criteria for equity classification. Accordingly, upon closing of the May 2026 Private Placement, each of the Series H Warrants, the Series I Warrants, the Series J Warrants, and the Prefunded Warrants were recorded as a component of additional paid-in capital.

At close of the May 2026 Private Placement, the Company incurred a total of approximately $0.1 million in placement agent fees with Paulson Investment Company, LLC (“Paulson”) and were required to issue 9,411,760,000 ordinary shares (117,647 ADSs) (the “Paulson ADSs”) pursuant to a placement agent agreement, dated May 20, 2026, by and between the Company and Paulson (the “Paulson PAA”), which were issued on July 7, 2026.

Pursuant to the Purchase Agreement and the Paulson PAA, the Company agreed to prepare and file a registration statement on Form S-3 (or Form S-1 if the Company is not then eligible to use Form S-3) with the SEC no later than thirty days following June 26, 2026 to register the resale of the ADSs (including ADSs issuable upon exercise of the May 2026 Warrants) and the Paulson ADSs purchased or issued pursuant to the Purchase Agreement and the Paulson PAA (the “May 2026 Resale Registration Statement”). The May 2026 Resale Registration Statement was filed on July 2, 2026, as amended on July 8, 2026 and July 10, 2026, and was declared effective by the SEC on July 13, 2026.

Net proceeds from the May 2026 Private Placement were approximately $5.2 million.

Warrants

In connection with various previous financing transactions, the Company has issued warrants to purchase the Company’s ordinary shares represented by ADSs. The Company accounts for such warrants as equity instruments or liabilities, depending on the specific terms of the warrant agreement.

The following table summarizes the Company’s outstanding warrants as of June 30, 2026, and December 31, 2025:

	Number of Warrant ADSs		Weighted-
	June 30,	December 31,	Average
	2026	2025	Exercise Price	Expiration Date
Equity-classified Warrants
May 2026 Investor Prefunded Warrants	1,206,489	—	$—	None
December 2025 Investor Prefunded Warrants	180,935	301,653	$—	None
May 2026 Series H Investor Warrants	1,470,588	—	$3.74	12/31/2027
May 2026 Series I Investor Warrants	1,470,588	—	$3.74	6/30/2031
May 2026 Series J Investor Warrants	1,470,588	—	$3.74	6/30/2031
April 2025 Investor Prefunded Warrants	—	41,250	$8.00	None
October 2023 Investor Prefunded Warrants	1,209	1,209	$8.00	None
December 2025 Series G Investor Warrants	256,140	302,301	$15.53	3/2/2031
December 2025 Note Exchange Warrants	116,846	237,564	$16.16	3/2/2031
December 2025 Placement Agent Warrants	12,604	12,604	$19.42	12/16/2030
April 2023 Peak Bio Warrants	8,559	8,559	$32.40	8/30/2030
March 2025 Series A Investor Warrants	—	8,861	$34.80	3/6/2026
March 2025 Investor Warrants	105,285	105,285	$34.80	3/6/2030
April 2025 Series A Investor Warrants	—	28,036	$34.80	4/25/2026
April 2025 Investor Warrants	232,258	232,258	$34.80	4/25/2030
October 2025 Series E Investor Warrants	78,124	78,124	$39.20	12/15/2030
October 2025 Series F Investor Warrants	78,124	78,124	$39.20	6/15/2028
October 2025 Placement Agent Warrants	3,123	3,123	$40.00	10/14/2030
May 2024 Investor Warrants	100,739	100,739	$70.79	May-Jun 2027
March 2024 Placement Agent Warrants	3,298	3,298	$74.00	3/27/2029
May 2024 Placement Agent Warrants	8,056	8,056	$75.40	5/31/2029
November 2024 Investor Warrants	42,832	42,832	$90.40	Dec 2027-Jun 2028
October 2023 Placement Agent Warrants	1,058	1,058	$165.20	10/6/2028
March 2022 Investor Warrants	4,637	4,637	$1,120.00	3/10/2027
March 2022 Placement Agent Warrants	364	364	$1,200.00	3/10/2027
December 2021 Investor Warrants	2,681	2,681	$1,320.00	1/4/2027
December 2021 Placement Agent Warrants	208	208	$1,400.00	12/29/2026
July 2021 Placement Agent Warrants	487	487	$1,856.00	7/7/2026
	6,855,820	1,603,311
Liability-classified Warrants
April 2023 Peak Bio Warrants	21,107	21,107	$81.60	4/28/2028
September 2022 Series B Investor Warrants	12,988	12,988	$680.00	9/14/2029
November 2022 Peak Bio Warrants	39,432	39,432	$1,567.20	11/1/2027
	73,527	73,527
Total outstanding	6,929,347	1,676,838

The following table summarizes the Company’s warrants activity for the six months ended June 30, 2026:

	Number of	Weighted-Average
	Warrant ADSs	Exercise Price
Outstanding at December 31, 2025	1,676,838	$73.61
Issued	5,631,129	2.97
Exercised	(341,723)	9.14
Expired	(36,897)	34.80
Outstanding at June 30, 2026	6,929,347	$19.58

During the three months ended June 30, 2026, certain holders of the December 2025 Investor Prefunded Warrants, April 2025 Prefunded Warrants, December 2025 Series G Warrants, and December 2025 Note Exchange Warrants exercised warrants to purchase an aggregate of 27,337,840,000 ordinary shares (341,723 ADSs) of the Company through cash exercises. The net proceeds from these exercises were $3.0 million. The proceeds received from the warrant exercises were recorded as an increase to additional paid-in capital within shareholders’ equity. No gain or loss was recognized upon the exercise of the warrants.

Note 7. Stock-Based Compensation

Stock Options

The following is a summary of the Company’s stock option activity, with each ADS representing 80,000 Ordinary Shares, under the 2014 Equity Incentive Plan, 2023 Equity Incentive Plan and the Peak Bio 2022 Long Term Incentive Plan for the six months ended June 30, 2026:

	Number of Stock Option ADSs	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	170,137	$109.65	8.8	$—
Granted	96,092	13.07
Exercised	—	—
Forfeited	(13,867)	52.21
Expired	(16,664)	295.14
Outstanding at June 30, 2026 (1)	235,698	$60.54	5.2	$31
Exercisable at June 30, 2026	132,068	$77.67	5.7	$31

(1)	Includes both vested stock options as well as unvested stock options for which the requisite service period has not been rendered but that are expected to vest based on achievement of a service condition.

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s ADSs for those options that had exercise prices lower than the fair value of the Company’s ordinary shares.

The weighted-average grant-date fair value per ADS of options granted during each of the six months ended June 30, 2026 and 2025 was $10.33 and $59.60, respectively.

Option Valuation

The weighted-average assumptions that the Company used to determine the fair value of share options granted were as follows, presented on a weighted average basis:

	Six Months Ended June 30,
	2026	2025
Expected volatility	111.1%	95.3%
Risk-free interest rate	4.2%	4.0%
Expected dividend yield	—	—
Expected term (in years)	5.4	5.8

Restricted Stock Units

The 2023 Plan provides for the award of RSUs. RSUs are granted to employees and consultants and are subject to time-based vesting conditions, assuming continued service. Compensation cost for time-based RSUs, which generally vest only on continued service, is recognized on a straight-line basis over the requisite service period based on the grant date fair value of the RSUs, which is derived from the Nasdaq closing price of the Company’s ADSs on the date of grant.

The following table summarizes the Company’s restricted stock activity for the six months ended June 30, 2026:

	Time-based Awards
	Number of ADSs	Weighted-Average Grant Date Fair Value
Nonvested shares at December 31, 2025	1,465	$30.00
Granted	18,830	10.76
Forfeited	—	—
Vested	(20,295)	12.14
Nonvested shares at June 30, 2026	—	$—

As of June 30, 2026, 20,451 ADSs (1,636,080,000 ordinary shares) underlying vested time-based RSUs were pending issuance. This was comprised of 20,295 ADSs (1,623,600,000 ordinary shares) which vested in the six months ended June 30, 2026 and 156 ADSs (12,480,000 ordinary shares) which vested as of December 31, 2025. These ADSs were issued on July 7, 2026. The fair value of time-based RSUs that vested during the six months ended June 30, 2026 and 2025, was $0.2 million and less than $0.1 million, respectively.

Performance-Based Stock Options

In April 2026, the Company granted performance stock options (“PSOs”) to purchase 15,000 ADSs (1,200,000,000 ordinary shares) to certain executives. Vesting of PSOs was recognized on a pro-rata basis based on financing achieved relative to $15 million of gross proceeds in qualified financing on or before June 30, 2026. During the three months ending June 30, 2026, 5,500 options were vested and the remainder expired unvested. The Company recognized share-based compensation expense of less than $0.1 million related to these awards during the three and six months ended June 30, 2026. No performance stock options remained outstanding as of June 30, 2026.

Stock-Based Compensation Expense

The Company classifies stock-based compensation expense in the condensed consolidated statements of operations and comprehensive loss in the same manner in which the award recipients’ payroll costs are classified or in which the award recipients’ service payments are classified. Total stock-based compensation expense attributable to share-based payments made to employees, consultants and directors included in operating expenses in the Company’s condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2026 and 2025, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Research and development	$30	$184	$50	$375
General and administrative	681	535	966	1,359
Total stock-based compensation expense	$711	$719	$1,016	$1,734

As of June 30, 2026, total unrecognized compensation cost related to unvested stock options was $3.4 million, which is expected to be recognized over a weighted average period of 2.6 years. As of June 30, 2026, no unrecognized compensation cost remains related to time-based RSUs.

Note 8. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s financial liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such values:

	June 30, 2026
(In thousands)	Total	Level 1	Level 2	Level 3
Liabilities
Warrant liability - April 2023 Peak Bio Warrants	$85	$—	$—	$85
Warrant liability – September 2022 Series B Warrants	31	—	—	31
Total liabilities	$116	$—	$—	$116

	December 31, 2025
(In thousands)	Total	Level 1	Level 2	Level 3
Liabilities
Warrant liability - April 2023 Peak Bio Warrants	$51	$—	$—	$51
Warrant liability – September 2022 Series B Warrants	10	—	—	10
Derivative liability - ELOC	230	—	—	230
Total liabilities	$291	$—	$—	$291

The Company’s Level 3 liabilities consist of the September 2022 Warrants, the November 2022 Peak Bio Warrants and the April 2023 Peak Bio Warrants, which were determined to be liability-classified instruments, and a derivative liability related to the ELOC Purchase Agreement (described in Note 6). There were no transfers between Level 1, Level 2, and Level 3 during the three and six months ended June 30, 2026, and the year ended December 31, 2025.

Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the activity in the warrant liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) during the three and six months ended June 30, 2026 and 2025:

	Warrant Liability
(In thousands)	September 2022 Series B Warrants	November 2022 Peak Bio Warrants	April 2023 Peak Bio Warrants	Total Warrant Liability	Derivative Liability
Balance, December 31, 2024	$181	$95	$736	$1,012	$—
Change in fair value of liability	30	—	24	54	—
Balance, March 31, 2025	$211	$95	$760	$1,066	$—
Extinguishment of liability	(66)	—	—	(66)	—
Change in fair value of liability	(31)	(32)	(71)	(134)
Balance, June 30, 2025	$114	$63	$689	$866	$—

Balance, December 31, 2025	$10	$—	$51	$61	$230
Change in fair value of liability	(10)	—	(34)	(44)	(230)
Balance, March 31, 2026	$—	$—	$17	$17	$—
Change in fair value of liability	31	—	68	99	—
Balance, June 30, 2026	$31	$—	$85	$116	$—

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

Below are the assumptions used for the fair value calculations of liability classified warrants as of June 30, 2026, and December 31, 2025:

	June 30, 2026			December 31, 2025
	September 2022 Series B Warrants	November 2022 Peak Bio Warrants	April 2023 Peak Bio Warrants	September 2022 Series B Warrants	November 2022 Peak Bio Warrants	April 2023 Peak Bio Warrants
Stock (ADS) price	$10.25	$10.25	$10.25	$11.56	$11.56	$11.56
Exercise price	$680.00	$1,567.20	$81.60	$680.00	$1,567.20	$81.60
Expected term (in years)	3.2	1.3	1.8	3.7	1.8	2.3
Expected volatility	135.0%	175.0%	160.0%	100.0%	115.0%	105.0%
Risk-free interest rate	4.2%	4.0%	4.1%	3.7%	3.5%	3.5%
Expected dividend yield	—	—	—	—	—	—

Derivative Liability

The derivative liability related to the ELOC Purchase Agreement (described in Note 6) was originally valued using the Monte Carlo simulation model and as such is considered to be a Level 3 fair value measurement, as the fair value was determined based on significant inputs not observable in the market. The significant unobservable inputs used to determine the fair value were the projected volume weighed average share price at each trading date, and the use of the maximum draw down potential. The fair value of the ELOC Purchase Agreement on December 31, 2025, was $230,000 based on the projected stock price of $0.29, expected volatility of 102.5%, risk-free rate of 3.46% and discounted at 71.3% for the probability of the Company timely filing all SEC documents and meeting the NASDAQ listing requirements. As of June 30, 2026, the Company determined the fair value of the ELOC Purchase Agreement to have no value. The difference of $0.2 million was recognized as a change of fair value of derivative liability in the unaudited condensed consolidated statement of operations and comprehensive loss during the six months ended June 30, 2026.

Assets Measured at Fair Value on a Nonrecurring Basis

The Company’s goodwill and IPR&D are measured at fair value on a nonrecurring basis. These assets are reported at carrying value and are remeasured annually or whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable. When impairment has occurred, the Company records the required charges and adjusts the carrying value as discussed in Note 2. Summary of Significant Accounting Policies of the notes to the consolidated financial statements in the Company’s 2025 Form 10-K. As a result of the impairment analysis performed during the quarter ended March 31, 2026, using Level 3 inputs, the Company determined the fair value of its AKTX-101 IPR&D asset to be $30.3 million and recorded a non-cash impairment charge of $3.7 million to its AKTX-101 IPR&D asset and determined the fair value of its reporting unit to be less than its carrying value by an amount that resulted in a non-cash impairment charge of $8.4 million to goodwill. There was no impairment charge to the Company’s goodwill and IPR&D assets during the three months ended June 30, 2026 and 2025 and the six months ended June 30, 2025.

Note 9. Net Loss per Share

The following potential dilutive securities, presented based on amounts outstanding at the end of each reporting period, have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	As of June 30,
	2026	2025
Stock options	18,855,663,000	14,339,239,000
Restricted stock units	1,636,080,000	—
Warrants	443,267,159,200	49,679,308,000
Convertible notes	1,832,118,000	749,192,000
Total	465,591,020,200	64,767,739,000

Note 10. Income Taxes

In accordance with ASC 270, Interim Reporting, and ASC 740, Income Taxes, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. The Company recorded an income tax benefit of $0.8 million for the six months ended June 30, 2026, in connection with the impairment loss on other intangible assets. For the three months ended June 30, 2026 and 2025, the Company recorded no tax expense or benefit due to the expected current year loss and its historical losses. The Company has not recorded its net deferred tax asset as of either June 30, 2026, or December 31, 2025, because it maintained a full valuation allowance against all deferred tax assets as of these dates as management has determined that it is not more likely than not that the Company will realize these future tax benefits. As of June 30, 2026, and December 31, 2025, the Company had no uncertain tax positions.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
ADC discovery and pre-clinical development	$(1,870)	$(145)	$(3,107)	$(162)
nomacopan HSCT-TMA (AK901) clinical program expense	—	(44)	—	(106)
Chemistry, manufacturing and control	—	(20)	—	(48)
Other external development (expense) income	(43)	63	(60)	(35)
Internal and other research and development expense	(134)	(337)	(319)	(754)
General and administrative expense	(1,844)	(1,917)	(3,728)	(3,805)
Impairment loss on other intangible assets	—	—	(3,700)	—
Impairment loss on goodwill	—	—	(8,430)	—
Stock-based compensation expense	(711)	(719)	(1,016)	(1,734)
Other segment items (1)	(205)	1,224	239	1,044
Deferred tax benefit	—	—	859	—
Net loss	$(4,807)	$(1,895)	$(19,262)	$(5,600)

(1)	Other segment items include interest expense, change in fair value of warrant liabilities, change in fair value of derivative liability, and net foreign currency exchange gains (losses) as reported in the Company’s condensed consolidated statements of operations and comprehensive loss.

Assets regularly provided to the CODM are consistent with those reported on the consolidated balance sheets with particular emphasis on the Company’s available liquidity, including its cash and restricted cash. All of the Company’s tangible assets are held in the United States.

Note 12. Related Party Transactions

In November 2024, the Company assumed an amount due to an entity in which the Company’s Chairman, Dr. Hoyoung Huh, is a director. As of June 30, 2026, and December 31, 2025, the amounts due totaled less than $0.1 million and are included in accounts payable in the Company’s condensed consolidated balance sheets.

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

For each of the three and six months ended June 30, 2026 and 2025, the Company incurred lease costs of less than $0.1 million.

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

During each of the three and six months ended June 30, 2026 and 2025, the Company charged less than $0.1 million to operating expenses related to the Company’s contributions to employee benefit plans.

Bayer Acquisition Agreement

In November 2024, the Company assumed an assignment, license, development and commercialization agreement dated March 17, 2017, with Bayer (the “Bayer Acquisition Agreement”), to acquire from Bayer all right, title and interest in and to PHP-303, including each and every invention and any priority rights relating to its patents.

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

The Company incurred zero expenses under this agreement as no milestones have been achieved since inception, and no products were sold from inception through June 30, 2026.

Legal Proceedings

In May 2025, a former employee of Peak Bio CA, Inc. subsidiary filed a claim stating that they are entitled to certain discretionary bonuses from 2022 totaling less than $0.1 million. The Company denies the former employee’s claim and intends to defend itself.

Accounts Payable Settlements

During the six months ended June 30, 2026, and the three and six months ended June 30, 2025, the Company entered into settlement agreements with vendors for the settlement of outstanding payables. This resulted in a gain on settlement of current liabilities of $0.2 million and $1.2 million, respectively, which is reflected in the unaudited condensed consolidated statements of operations. No gain on settlement of current liabilities was recognized during the three months ended June 30, 2026.

Note 14. Subsequent Events

In July 2026, we entered into an agreement to conduct a strategic research collaboration with Whitehawk Therapeutics, a clinical-stage oncology therapeutics company applying advanced technologies to established tumor biology to efficiently develop improved ADC cancer treatments. Under the collaboration, we will conduct a series of focused preclinical studies evaluating Akari’s proprietary PH1 spliceosome-modulating payload technology in combination with Whitehawk’s topoisomerase I inhibitor ADC platform. We will lead the design, execution and evaluation of the research activities.

Subsequent to the quarter ended June 30, 2026 and through the date these condensed consolidated financial statements were issued, the Company issued an aggregate of 196,572 ADSs (15,725,760,000 ordinary shares), which consisted of the following:

●	22,474 ADSs (1,797,920,000 ordinary shares) upon the exercise of outstanding prefunded warrants, resulting in cash proceeds to the Company in accordance with the applicable warrant agreements;

●	20,451 ADSs (1,636,080,000 ordinary shares) upon the vesting and settlement of RSUs previously granted to a consultant under the Company's 2023 Equity Plan (as disclosed in Note 7);

●	117,647 ADSs (9,411,760,000 ordinary shares) issued to Paulson in accordance with the Paulson PAA as compensation for services rendered in connection with the Company's May 2026 Private Placement (as described in Note 7); and

●	36,000 ADSs (2,880,000,000 ordinary shares) issued to White Lion in connection with the ELOC Purchase Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with:

●	our unaudited condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Form 10-Q; and

●	our audited consolidated financial statements and accompanying notes included in our Form 10-K, as well as the information contained under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K.

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

Our differentiated ADC discovery and development platform (our “ADC Platform”) enables us to generate a range of ADC product candidates that pair our novel payloads with biologically validated antibody targets prevalent in cancer tumors. We believe that our focus on the development of ADCs that utilize our novel payloads may allow us to develop ADCs with benefits that include:

●	more effective cancer-killing properties, or cytotoxicity;

●	robust activation of the immune system to drive greater and more enduring efficacy in treating cancer sustained duration of response of tumor regression or elimination;

●	ability to be used in combination with checkpoint inhibitors to potentially deliver synergistic efficacy results (more than additive) to drive potential longer-term cancer remissions;

●	reduced tumor resistance leading to superior outcomes; and

●	improved safety and tolerability relative to ADCs that are currently available.

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

We rely on third-party Contract Development and Manufacturing Organizations (“CDMOs”) for development, scale-up, and GMP production of materials used in our research and development activities. In December 2025, we announced the initiation of GMP manufacturing activities for AKTX-101 and selected WuXi Biologics/XDC as our partner for this GMP product supply and related IND-enabling work. This milestone supports our timeline for our Phase 1 first-in-human study described in our public communications while we maintain an efficient, high-quality, and reliable virtual manufacturing model for clinical-grade supply. In December 2025, we publicly described that based on our anticipated GMP product supply and IND-enabling activities and planning, we are projected to advance AKTX-101 into clinical trials by middle of 2027.

Strategic Research Collaboration with Whitehawk Therapeutics

On July 21, 2026, we announced a strategic research collaboration with Whitehawk Therapeutics, a clinical-stage oncology therapeutics company applying advanced technologies to established tumor biology to efficiently develop improved ADC cancer treatments. Under the collaboration, we will conduct a series of focused preclinical studies evaluating Akari’s proprietary PH1 spliceosome-modulating payload technology in combination with Whitehawk’s topoisomerase I inhibitor ADC platform. We will lead the design, execution and evaluation of the research activities.

Publication American Association for Cancer Research (AACR) Cancer Research Journal

In April 2026, we issued a press release announcing the presentation of positive preclinical data for our lead TROP2-targeting ADC, AKTX-101, at the American Association for Cancer Research (AACR) Annual Meeting 2026. The preclinical data compares the performance of AKTX-101 versus TROP2 ADCs with Topoisomerase I Inhibitor payloads in the killing of different cancer types driven by different cancer genes (oncogenes). AKTX-101’s ability to kill cancer cells at lower concentrations vs. TROP2 ADCs using Topoisomerase I Inhibitor payloads suggests in our view that AKTX-101 is a more potent drug. The preclinical data was published as an abstract in Cancer Research, an AACR journal.

AKTX-101 demonstrated greater potency and/or greater maximum cancer cell killing relative to TROP2 ADC Topoisomerase I Inhibitor payloads in cancers of the bladder, lung and breast. AKTX-101 demonstrated sub-nanomolar potency in all bladder cancer lines tested, a key tumor in which first-in-human clinical trials for AKTX-101 are planned. AKTX-101 also demonstrated sub-nanomolar potency in several non-small cell lung cancer cell lines driven by EGFR, BRAF, and SMARCA4, as well as potent cell killing in HER2 breast cancer cell lines with inherent resistance to Topoisomerase I Inhibitor ADCs such as trastuzumab deruxtecan (ENHERTU™). We believe that these findings show that AKTX-101 has strong potential for targeting a broad range of cancer tumors and sub-types with superior cytotoxicity than current TROP2 ADCs that use Topoisomerase I Inhibitor payloads.

Publication at the American Society of Clinical Oncology (ASCO) 2026 Annual Meeting

On April 21, 2026, we issued a press release announcing breakthrough preclinical data demonstrating synergistic activity of AKTX-101 with KRAS inhibition in KRAS-mutated pancreatic cancer models, which was featured in an online publication at the American Society of Clinical Oncology (ASCO) Annual Meeting 2026. This provides continued validation of our novel RNA splicing modulator payload platform for ADCs, and its broad potential in treating a wide range of cancer tumors, including those with KRAS mutations, a rapidly expanding therapeutic category. We believe this data highlights a growing body of evidence demonstrating that targeting RNA splicing in cancer cells could be a powerful way to attack even the most difficult cancers.

Intellectual Property – Expanding Protection Around AKTX 101

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

During the six months ended June 30, 2026, we received Australian patent protection covering the PH1 RNA splicing modulator ADC payload, and a European patent that provides composition of matter protection for our Thailanstatin-based payloads.

May 2026 Financing

We closed a private placement (“May 2026 Private Placement”) with certain investors in two tranches on May 27, 2026 and June 26, 2026 providing for the issuance and sale of an aggregate of 1,470,588 ADSs, (or prefunded warrants to purchase ADSs in lieu thereof), each representing 80,000 of the Company’s ordinary shares, and, accompanying each ADS (or prefunded warrant in lieu thereof), one Series H warrants to purchase one ADS, one Series I warrants to purchase one ADS and one Series J warrants to purchase one ADS. The purchase price per ADS and accompanying series warrants was equal to $3.74 and the purchase price per prefunded warrant and accompanying series warrants was equal to $3.739. For more information, please refer to “Financial Condition, Liquidity and Capital Resources – May 2026 Private Placement” below.

Results of Operations

Three and Six Months Ended June 30, 2026 and 2025

Overview

During the three months ended June 30, 2026, our loss from operations totaled $4.6 million, as compared to a loss from operations of $3.1 million for the three months ended June 30, 2025, which was primarily driven by increase in research and development activities. During the six months ended June 30, 2026, our loss from operations totaled $20.4 million, as compared to a loss from operations of $6.6 million for the six months ended June 30, 2025, which was primarily due to a $12.1 million non-cash impairment on other intangible assets and goodwill. Our total operating expenses are set forth by category in the table below:

	Three Months Ended			Six Months Ended
	June 30,			June 30,		Change
(In thousands)	2026	2025	$ Change	2026	2025	$
Operating expenses:
Research and development	$2,077	$667	$1,410	$3,536	$1,480	$2,056
General and administrative	2,525	2,452	73	4,694	5,164	(470)
Impairment loss on other intangible assets	—	—	—	3,700	—	3,700
Impairment loss on goodwill	—	—	—	8,430	—	8,430
Total operating expenses	4,602	3,119	1,483	20,360	6,644	13,716
Loss from operations	(4,602)	(3,119)	(1,483)	(20,360)	(6,644)	(13,716)
Interest expense	(80)	(50)	(30)	(141)	(105)	(36)
Gain on settlement of current liabilities	—	1,190	(1,190)	167	1,244	(1,077)
Change in fair value of warrant liabilities	(99)	134	(233)	(55)	80	(135)
Foreign currency exchange gain (loss), net	(26)	(50)	24	38	(175)	213
Change in fair value of derivative liability	—	—	—	230	—	230
Total other income (expense), net	(205)	1,224	(1,429)	239	1,044	(805)
Net loss before income taxes	(4,807)	(1,895)	(2,912)	(20,121)	(5,600)	(14,521)
Benefit from deferred income taxes	—	—	—	859	—	859
Net loss	$(4,807)	$(1,895)	$(2,912)	$(19,262)	$(5,600)	$(13,662)

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

During the three months ended June 30, 2026, total research and development expenses increased by approximately $1.4 million, as compared to the three months ended June 30, 2025. During the six months ended June 30, 2026, total research and development expenses increased by approximately $2.1 million, as compared to the six months ended June 30, 2025. The following sets forth research and development expenses for the three and six months ended June 30, 2026 and 2025 by category:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands)	2026	2025	$ Change	2026	2025	$ Change
ADC preclinical development	$1,870	$145	$1,725	$3,107	$162	$2,945
Other external development expenses	43	1	42	60	189	(129)
Personnel costs	164	521	(357)	369	1,129	(760)
Total research and development expenses	$2,077	$667	$1,410	$3,536	$1,480	$2,056

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

Other external development expenses

These expenses include external expenses to contract vendors that may be related to pre-clinical development activities, discontinued programs and unallocated expenses. The increase in expenses of less than $0.1 million incurred during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, was due to a recovery of expenses related to a trial for a nomacopan program. The decrease in expenses of $0.1 million incurred during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025 is primarily related to lower costs related to our HSCT-TMA, PAS-nomacopan, and PHP-303 programs. In December 2024, we announced our decision to suspend these programs and find a collaborative partner.

Personnel costs

These expenses include compensation and related costs associated with employees. The decrease in expenses of $0.4 million and $0.8 million, incurred during the three and six months ended June 30, 2026, as compared to the three and six months ended March 31, 2025, respectively, is primarily due to decreases in non-cash stock-based compensation expense and lower cash-based salaries.

The extent of our future research and development expenditures will be determined based on future funding.

General and administrative expenses

During the three months ended June 30, 2026, total general and administrative costs increased by less than $0.1 million as compared to the three months ended June 30, 2025, primarily due to an increase in non-cash stock-based compensation expense.

During the six months ended June 30, 2026, total general and administrative costs decreased by approximately $0.5 million as compared to the six months ended June 30, 2025, primarily due to a decrease in non-cash stock-based compensation expense of $0.4 million and a decrease in personnel and professional fees of $0.1 million.

Impairment loss

During the six months ended June 30, 2026, we recognized non-cash impairment losses on goodwill, and in process research and development (“IPR&D”) assets recorded in connection with our December 2024 merger with Peak Bio, Inc. The impairment assessment was triggered by the sustained decline in the Company’s market capitalization as of March 31, 2026, which required a reassessment of the carrying value of these assets.

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

No such impairment loss was recognized in the three months ended June 30, 2026 or the three and six months ended June 30, 2025.

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

Gain on settlement of current liabilities

During the six months ended June 30, 2026, we recognized a gain on settlement of current liabilities of approximately $0.2 million which relates to settlements with former vendors for outstanding payables. During the three and six months ended June 30, 2025, we recognized a gain on settlement of current liabilities of $1.2 million with a former vendor for outstanding payables. No settlements were recognized in the three months ended June 30, 2026.

Change in fair value of warrant liabilities

Change in fair value of warrant liabilities represents non-cash warrant revaluation gains or losses related to the re-measurement of our liability-classified instruments, namely our September 2022 Warrants and the warrants we assumed on November 14, 2024, in connection with the Merger Closing (the “Peak Bio Warrants”). Due to the nature of and inputs in the model used to assess the fair value of our outstanding September 2022 Warrants and Peak Bio Warrants, it is not unusual to experience significant fluctuations during each re-measurement period. These fluctuations may be due to a variety of factors, including changes in our stock price and changes in estimated stock price volatility over the remaining life of the warrants.

During the three and six months ended June 30, 2026, we recorded a change in the fair value of warrant liabilities, representing a non-cash revaluation loss of $0.1 million each, which was primarily driven by an increase in our stock price and estimated stock price volatility. During the three and six months ended June 30, 2025, we recorded a change in the fair value of warrant liabilities, representing a non-cash revaluation gain of $0.1 million each, which was driven by a decrease in our stock price.

Change in fair value of derivative liability

During the six months ended June 30, 2026, we recognized a non-cash revaluation gain of $0.2 million in relation to the embedded derivative in the White Lion ELOC, which was primarily attributable to the effect of the ADS Ratio Change. No such loss was recognized during the three months ended June 30, 2026 and the three and six months ended June 30, 2025.

Foreign currency exchange gain, net

During the three months ended June 30, 2026 and 2025, we recorded a net foreign currency exchange loss of less than $0.1 million each. During the six months ended June 30, 2026 and 2025, we recorded a net foreign currency exchange gain of less than $0.1 million each and a foreign currency exchange loss of approximately $0.2 million, respectively. Exchange gains and losses can fluctuate significantly from period to period due to changes in exchange rates, as well as the volume and timing of expenditures and related payments denominated in foreign currencies.

Benefit from deferred income taxes

During the six months ended June 30, 2026, we recognized a deferred income tax recovery of $0.8 million, in connection with the impairment loss on other intangible assets described above. No such recovery was recognized during the three months ended June 30, 2026 and the three and six months ended June 30, 2025.

Net Loss Applicable to Common Shareholders

As a result of the factors discussed above, our net loss applicable to common shareholders for the three months ended June 30, 2026 was $4.8 million, compared to net loss applicable to ordinary shareholders for the three months ended June 30, 2025 of $1.9 million. Our net loss applicable to common shareholders for the six months ended June 30, 2026 was $19.3 million, compared to net loss applicable to ordinary shareholders for the six months ended June 30, 2025 of $5.6 million.

Financial Condition, Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have incurred substantial losses, and we have primarily funded our operations with proceeds from the sale of equity securities, including ordinary shares, warrants and pre-funded warrants, and convertible notes. On June 30, 2026, we had $7.7 million in cash and an accumulated deficit of $283.8 million. To date, we have not generated any revenue.

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

May 2026 Financing

In May 2026, the Company entered into a securities purchase agreement with certain investors pursuant to which the Company sold and issued in a private placement (the “May 2026 Private Placement”) an aggregate of 1,470,588 unregistered American Depository Shares (“ADSs”), or prefunded warrants to purchase ADSs (“Pre-Funded Warrants”), each ADS representing 80,000 of the Company’s ordinary shares per ADS, together with one Series H warrants, one Series I warrants and one Series J warrants to purchase an equivalent number of ADSs (the Series H, Series I, and Series J warrants collectively referred to as the “Series Warrants”). The purchase price per ADS and accompanying Series Warrants was equal to $3.74 and the purchase price per Pre-Funded Warrant and accompanying Series Warrants was equal to $3.739.

The Series H Warrants, Series I Warrants, and Series J Warrants were issued on June 30, 2026, following requisite shareholder approval and are exercisable at a price of $3.74 per ADS. The Series H Warrants have an eighteen-month term, and the Series I and J warrants have a five-year term. The Pre-Funded Warrants have an exercise price of $0.001 per ADS, became exercisable immediately when issued and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full.

At close of the May 2026 Private Placement, the Company incurred a total of approximately $0.1 million in placement agent fees with Paulson Investment Company, LLC (“Paulson”) and were required to issue 117,647 ADSs.

Net proceeds from the May 2026 Private Placement were approximately $5.2 million.

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

Concurrently with the ELOC Purchase Agreement, the Company and the Purchaser entered into the White Lion RRA, pursuant to which the Company agreed to file the ELOC Resale Registration Statement. The Company filed the ELOC Resale Registration Statement on August 29, 2025, which was subsequently amended on June 26, 2026, and was declared effective by the SEC on July 7, 2026.

As of June 30, 2026, the Company had no outstanding purchase notices issued to White Lion.

Funding Requirements

As of the date of this report, our existing cash is sufficient to fund our operations into December 2026. While we have additional funding activities in progress to fund our operations, we will need to raise additional capital to continue to fund our operations and service our obligations in the future. If we are unable to raise additional capital when needed, we will not be able to continue as a going concern. We do not currently have any products approved for sale and do not generate any revenue from product sales. We are currently seeking and expect to continue to seek additional funding through financings of equity and/or debt securities. We may also engage in strategic research and development collaborations, pre-clinical and clinical funding arrangements, the sale or license of technology assets, and/or other strategic alternatives.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Six Months Ended
	June 30,
(In thousands)	2026	2025
Net cash (used in) provided by:
Net cash used in operating activities	$(5,597)	$(5,406)
Net cash provided by financing activities	8,088	5,514
Effect of exchange rates on cash	—	4
Net change in cash	$2,491	$112

Operating Activities. The net cash used in operating activities for the periods presented consists primarily of our net loss adjusted for non-cash charges and changes in components of working capital. The increase in cash used in operating activities during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, was primarily due to an increase in research and development costs.

Investment Activities. There were no investing activities during the six months ended June 30, 2026 and 2025.

Financing Activities. Net cash provided by financing activities primarily consisted of the following:

●	For the six months ended June 30, 2026, an aggregate of $0.2 million in net proceeds received from the second closing of the December 2025 financing, $5.2 million in net proceeds received from the May 2026 Private Placement, and $3.0 million in net proceeds from warrant exercises partially offset by $0.3 million of payments for our insurance premium financing and repayments of notes payable; and

●	For the six months ended June 30, 2025, an aggregate of $5.9 million in net proceeds received from the March 2025 Private Placement, an aggregate of $0.3 million received in advance for pre-funded warrants issued in the March 2025 Private Placement, partially offset by $0.5 million of payments related to our promissory notes and $0.3 million of payments for our insurance premium financing.

Material Cash Requirements

Insurance Financing Obligations

In January 2026, we entered into a short-term financing arrangement with a third-party vendor to finance insurance premiums. The aggregate amount financed under this agreement was $0.5 million which is scheduled to be paid in monthly installments through October 2026.

Debt Obligations

We have outstanding convertible notes and promissory notes with third parties, assumed from the acquisition of Peak Bio Inc., as more fully described in Note 6 to our unaudited condensed consolidated financial statements appearing in this Form 10-Q. As of June 30, 2026, these obligations are expected to result in principal payments of approximately $0.7 million.

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

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” of our Form 10-K, for a discussion of significant estimates and assumptions made by our management as part of the preparation of this management’s discussion and analysis of financial condition and results of operations and accompanying condensed consolidated financial statements. There have been no material changes to our critical accounting estimates since December 31, 2025, except the estimates related to other intangible assets and goodwill as of June 30, 2026. Refer to Note 3 of our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further details of our impairment assessment of goodwill and other intangibles assets during the quarter ending March 31, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

As previously disclosed under “Part II - Item 9A - Controls and Procedures” in our 2025 Form 10-K, management concluded that our internal control over financial reporting was not effective at the reasonable assurance level as of December 31, 2025, due to (i) lack of formalized controls over Information Technology and General Controls (QuickBooks) and (ii) lack of formalized designed and implemented internal controls (Purchase to Pay). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We commenced remediation efforts in the quarter ending December 31, 2025, to address the material weaknesses, as well as other identified areas of risk. For a complete description of management’s remediation plan, see “Part II - Item 9A - Controls and Procedures” in our 2025 Form 10-K.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as of June 30, 2026. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation and previously identified material weaknesses in internal control over financial reporting, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2026.

Management’s Implementation of Remediation Plan

Management, with oversight from the Audit Committee, began the implementation of the remediation efforts to our internal controls over financial reporting in order to remediate the control deficiencies that resulted in the material weaknesses as previously disclosed in our 2025 Form 10-K. We believe that the remediation steps disclosed under “Part II - Item 9A - Controls and Procedures” in our 2025 Form 10-K, will allow us to address the deficient controls within our internal control environment, which will facilitate the remediation of the material weaknesses.

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

Changes in Internal Control over Financial Reporting

We have already implemented the remediation efforts to address the material weaknesses described in our 2025 Form 10-K, pending testing of the design and effectiveness of these newly implemented controls over a sufficient period. Other than the above, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2026, we had IPR&D of approximately $30.3 million, primarily relating to AKTX-101 and our ADC Platform. Our intangible assets have been previously impaired and remain subject to additional impairment analyses whenever an event or change in circumstances indicates the carrying amount of such an asset may not be recoverable. Events giving rise to impairment are difficult to predict and are an inherent risk in the pharmaceutical industry. Some of the potential risks that could result in further impairment of our IPR&D include negative preclinical or clinical trial results, adverse regulatory developments, delay or failure to obtain regulatory approval, additional development costs, changes in the manner of our use or development of our product candidates, competition, earlier than expected loss of exclusivity, pricing pressures, higher operating costs, our inability to identify or enter into strategic partnerships, collaborations or out-licensing arrangements on acceptable terms or at all, geopolitical conflicts, changes in tax laws, prices that third parties are willing to pay for our IPR&D or similar assets in an arm’s length transaction being less than the carrying value of our IPR&D, declines in our market capitalization, and other adverse market and economic environment changes or trends. Any and all of these conditions are reasonably likely to exist in the future and materialization of these risks or other changes in circumstances may lead to significant impairment charges on our IPR&D in the future, which could materially adversely affect our financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three and six months ended June 30, 2026, we did not have any sales of unregistered securities, other than as previously disclosed by us in a Current Report on Form 8-K.

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

Item 6. Exhibits.

Exhibit Number	Description
4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, as filed with the SEC on May 22, 2026)
4.2	Form of Series H Warrant (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, as filed with the SEC on May 22, 2026)
4.3	Form of Series I Warrant (incorporated by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K, as filed with the SEC on May 22, 2026)
4.4	Form of Series J Warrant (incorporated by reference to Exhibit 4.4 to Registrant’s Current Report on Form 8-K, as filed with the SEC on May 22, 2026)
10.1	Form of Securities Purchase Agreement, dated May 20, 2026, by and among Akari Therapeutics, Plc and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, as filed with the SEC on May 22, 2026)
10.2	Form of Amendment to Securities Purchase Agreement, dated June 23, 2026, by and among Akari Therapeutics, Plc and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, as filed with the SEC on June 26, 2026)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH	lnline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Akari Therapeutics, Plc

Date: August 13, 2026	By:	/s/ Abizer Gaslightwala
Abizer Gaslightwala
President and Chief Executive Officer

	By:	/s/ Kameel Farag
Date: August 13, 2026		Kameel Farag
Interim Chief Financial Officer

