Form 10-Q
period 2026-09-30
Akari Therapeutics Plc
filed 2026-11-12
CIK 1541157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The number of shares of Registrant’s Ordinary Shares outstanding as of November 12, 2026, was 186,091,889,533.

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

Statements made in this Form 10-Q concerning the contents of any agreement, contract or other document are summaries of such agreements, contracts or documents and are not a complete description of all of their terms. If we filed any of these agreements, contracts or documents as exhibits to this Form 10-Q or to any previous filing with the Securities and Exchange Commission (“SEC”), you may read the document itself for a complete understanding of its terms.

ii

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q and the documents we incorporate by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, included or incorporated in this report regarding, among other things, our cash resources and projected cash runway, financial position, our strategy, strategic alternatives, future operations, clinical trials (including, without limitation, the anticipated timing of enrollment, and results thereof), collaborations, intellectual property, future revenues, projected costs, fundraising and/or financing plans, prospects, developments relating to our competitors and our industry, the timing or likelihood of regulatory actions, filings and approvals for our current and future drug candidates, and the plans and objectives of management are forward-looking statements. The words “believes,” “anticipates,” “estimates,” “plans,” “expects,” “intends,” “may,” “could,” “should,” “potential,” “likely,” “projects,” “intend,” “continue,” “will,” “schedule,” “would,” “aim,” “contemplate,” “estimate,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we will actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may be beyond our control, and which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance, or achievements expressed or implied by such forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

AKARI THERAPEUTICS, PLC

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash	$5,743	$5,203
Restricted cash	60	60
Prepaid expenses	369	185
Other current assets	107	14
Total current assets	6,279	5,462
Goodwill	—	8,430
Other intangible assets	30,300	34,000
Total assets	$36,579	$47,892

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,050	$8,770
Accrued expenses	3,792	2,342
Convertible notes, net	—	673
Notes payable, net	—	81
Warrant liabilities	88	61
Other current liabilities	54	424
Total current liabilities	12,984	12,351
Derivative liability	—	230
Other non-current liabilities	—	31
Deferred tax liability	6,093	6,952
Total liabilities	19,077	19,564

Commitments and contingencies (Note 13)

Shareholders’ equity:
Share capital of $0.000000005 par value
Authorized: 4,365,687,180,943 and 761,963,201,733 ordinary shares at September 30, 2026, and December 31, 2025; issued and outstanding: 182,813,169,533 and 90,536,879,533 ordinary shares at September 30, 2026, and December 31, 2025, respectively	1	—
Additional paid-in capital	247,428	234,318
Capital redemption reserve	59,342	59,342
Accumulated other comprehensive loss	(614)	(782)
Accumulated deficit	(288,655)	(264,550)
Total shareholders’ equity	17,502	28,328
Total liabilities and shareholders’ equity	$36,579	$47,892

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKARI THERAPEUTICS, PLC

Condensed Consolidated Statements of Operations

and Comprehensive Loss

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$2,109	$249	$5,645	$1,729
General and administrative	2,569	1,975	7,263	7,139
Impairment loss on other intangible assets	—	5,180	3,700	5,180
Impairment loss on goodwill	—	—	8,430	—
Loss from operations	(4,678)	(7,404)	(25,038)	(14,048)
Other income (expense):
Interest income	—	1	—	1
Interest expense	(85)	(121)	(226)	(226)
Gain on settlement of current liabilities	—	774	167	2,018
Loss on debt extinguishment	—	(967)	—	(967)
Change in fair value of warrant liabilities	28	253	(27)	333
Foreign currency exchange (loss) gain, net	(108)	76	(70)	(99)
Change in fair value of derivative liability	—	(100)	230	(100)
Total other (expense) income, net	(165)	(84)	74	960

Net loss before tax	(4,843)	(7,488)	(24,964)	(13,088)
Benefit from deferred income taxes	—	1,088	859	1,088
Net loss	$(4,843)	$(6,400)	$(24,105)	$(12,000)

Net loss per share –– basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted-average number of ordinary shares used in computing net loss per share –– basic and diluted	265,891,279,915	65,326,236,698	176,316,699,603	60,968,766,829

Comprehensive loss:
Net loss	$(4,843)	$(6,400)	$(24,105)	$(12,000)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	81	(38)	168	(406)
Total other comprehensive income (loss), net of tax	81	(38)	168	(406)
Total comprehensive loss	$(4,762)	$(6,438)	$(23,937)	$(12,406)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKARI THERAPEUTICS, PLC

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(amounts in thousands, except share data)

(unaudited)

	Nine Months Ended September 30, 2026
					Accumulated
			Additional	Capital	Other		Total
	Share Capital		Paid-in-	Redemption	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Reserve	Loss	Deficit	Equity
Balance, December 31, 2025	90,536,879,533	$—	$234,318	$59,342	$(782)	$(264,550)	$28,328
Issuance of share capital related to financing, net of issuance costs	1,030,130,000	—	188	—	—	—	188
Stock-based compensation	—	—	305	—	—	—	305
Foreign currency translation	—	—	—	—	14	—	14
Net loss	—	—	—	—	—	(14,455)	(14,455)
Balance, March 31, 2026	91,567,009,533	—	234,811	59,342	(768)	(279,005)	14,380
Issuance of share capital related to financing, net of issuance costs	21,127,920,000	—	5,203	—	—	—	5,203
Issuance of share capital for warrant exercises, net of issuance costs	27,337,840,000	1	3,034	—	—	—	3,035
Stock-based compensation	—	—	711	—	—	—	711
Foreign currency translation	—	—	—	—	73	—	73
Net loss	—	—	—	—	—	(4,807)	(4,807)
Balance, June 30, 2026	140,032,769,533	1	243,759	59,342	(695)	(283,812)	18,595
Issuance of share capital to placement agent as compensation for services	9,411,760,000	—	—	—	—	—	—
Issuance of share capital under ELOC Purchase Agreement, net of issuance costs	2,880,000,000	—	223	—	—	—	223
Issuance of share capital for warrant exercises, net of issuance costs	28,623,920,000	—	2,909	—	—	—	2,909
Vesting of restricted shares	1,864,720,000	—	—	—	—	—	—
Stock-based compensation	—	—	537	—	—	—	537
Foreign currency translation	—	—	—	—	81	—	81
Net loss	—	—	—	—	—	(4,843)	(4,843)
Balance, September 30, 2026	182,813,169,533	$1	$247,428	$59,342	$(614)	$(288,655)	$17,502

	Nine Months Ended September 30, 2025
					Accumulated
			Additional	Capital	Other		Total
	Share Capital		Paid-in-	Redemption	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Reserve	Loss	Deficit	Equity
Balance, December 31, 2024	53,186,919,523	$5,319	$212,706	$52,194	$(738)	$(247,252)	$22,229
Issuance of share capital related to financing, net of issuance costs	4,566,062,000	457	1,785	—	—	—	2,242
Stock-based compensation	—	—	1,015	—	—	—	1,015
Foreign currency translation	—	—	—	—	(35)	—	(35)
Net loss	—	—	—	—	—	(3,705)	(3,705)
Balance, March 31, 2025	57,752,981,523	5,776	215,506	52,194	(773)	(250,957)	21,746
Issuance of share capital related to financing, net of issuance costs	5,753,878,000	575	3,829	—	—	—	4,404
Issuance of share capital on conversion of convertible notes, related party	387,880,000	39	270	—	—	—	309
Issuance of share capital for payments in kind	1,002,900,000	100	522	—	—	—	622
Vesting of restricted shares	331,822,000	33	—	—	—	—	33
Stock-based compensation	—	—	719	—	—	—	719
Foreign currency translation	—	—	—	—	(333)	—	(333)
Net loss	—	—	—	—	—	(1,895)	(1,895)
Balance, June 30, 2025	65,229,461,523	6,523	220,846	52,194	(1,106)	(252,852)	25,605
Modification of warrants in connection with issuance of notes payable	—	—	2,643	—	—	—	2,643
Reclassification and modification of warrants in connection with amendment of convertible notes	—	—	192	—	—	—	192
Stock-based compensation	—	—	685	—	—	—	685
Foreign currency translation	—	—	—	—	(38)	—	(38)
Net loss	—	—	—	—	—	(6,400)	(6,400)
Balance, September 30, 2025	65,229,461,523	$6,523	$224,366	$52,194	$(1,144)	$(259,252)	$22,687

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKARI THERAPEUTICS, PLC

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,105)	$(12,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,553	2,419
Issuance of share capital for payments in kind	—	27
Accretion of debt issuance costs on convertible notes payable	27	93
Gain on settlement of current liabilities	(167)	(2,018)
Loss on debt extinguishment	—	967
Change in fair value of warrant liabilities	27	(333)
Impairment loss on other intangible assets	3,700	5,180
Impairment loss on goodwill	8,430	—
Change in fair value of derivative liability	(230)	100
Deferred tax benefit	(859)	(1,088)
Unrealized foreign currency exchange gains	201	(450)
Change in assets and liabilities:
Prepaid expenses and other current assets	192	392
Accounts payable, accrued expenses and other current liabilities	1,409	(816)
Net cash used in operating activities	(9,822)	(7,527)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares, net of issuance costs	11,558	5,879
Proceeds from issuance of notes payable	—	2,099
Proceeds from issuance of restricted shares	—	33
Proceeds from issuance of pre-funded warrants	—	330
Repayments of notes payable	(81)	(488)
Repayments of convertible notes	(700)	—
Payments on short-term financing arrangement	(415)	(442)
Net cash provided by financing activities	10,362	7,411
Effect of exchange rates on cash	—	1
Net change in cash	540	(115)
Cash and restricted cash at beginning of period	5,263	2,659
Cash and restricted cash at end of period	$5,803	$2,544

Components of cash and restricted cash
Cash	$5,743	$2,484
Restricted cash	60	60
Total cash and restricted cash	$5,803	$2,544

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Issuance of share capital for settlement of convertible notes, related party	$—	$309
Issuance of share capital for settlement of related party debt	$—	$1,000
Issuance of share capital for payments in kind	$—	$595
Short-term financing arrangement	$469	$499
Modification of warrants in connection with issuance of notes payable	$—	$2,643
Reclassification and modification of warrants in connection with amendment of convertible notes	$—	$192
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$59	$101
Cash paid for income taxes	$90	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKARI THERAPEUTICS, PLC

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1. Description of Business

Business Overview

Akari Therapeutics, Plc (the “Company” or “Akari”) is incorporated in the United Kingdom and is an oncology biotechnology company developing antibody-drug conjugates (“ADCs”) incorporating novel RNA-splicing-modulating payloads. The Company’s proprietary PH1 payload technology is designed to disrupt RNA-splicing processes involved in cancer cell survival and provides a mechanism of action distinct from commonly used ADC payloads that target microtubules or DNA. The Company’s strategy is to establish a focused oncology pipeline supported by differentiated payload technology, targeted drug delivery, and scientific development activities intended to advance promising candidates toward clinical evaluation. The Company’s activities since inception have primarily consisted of research and development, preclinical drug development, intellectual property development and protection, business development, and capital raising.

ADCs represent an important and evolving class of cancer therapeutics that combine the targeting capabilities of monoclonal antibodies with the cell-killing activity of therapeutic payloads. While conventional ADCs have demonstrated clinical utility across multiple cancers, their effectiveness may be limited by treatment resistance, off-target toxicities, and the mechanisms of action of commonly used cytotoxic payloads. Through its ADC platform described above, Akari is seeking to address these challenges using a novel class of RNA-splicing-modulating payloads. RNA splicing is a fundamental biological process involved in the regulation of gene expression and cellular function.

The Company’s lead product candidate, AKTX-101, is a preclinical-stage ADC that combines a TROP2-targeting antibody with PH1 payload. The Company is advancing AKTX-101 through activities intended to support an investigational new drug application and potential future clinical evaluation. The Company is prioritizing the development of AKTX-101 while maintaining the ability to expand its PH1-based ADC pipeline as capital and priorities permit. The Company’s pipeline also includes AKTX-102, an earlier-stage ADC program targeting CEACAM5. The Company has no products approved for commercial sale and has not generated revenue from the commercial sale of pharmaceutical products.

In addition to its internal development programs and existing research collaborations, Akari continues to evaluate opportunities to expand the application of its ADC technology through strategic partnerships, additional research collaborations, and the development of new therapeutic candidates. In line with this strategy, the Company has established a strategic research collaboration with Whitehawk Therapeutics to conduct focused preclinical studies evaluating PH1 in combination with Whitehawk’s ADC platform, including assessment of dual-payload compatibility and potential synergistic activity.

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

The Company’s ability to advance its development programs and successfully execute its business strategy will depend, in part, on its ability to secure sufficient funding and execute its scientific and operational objectives. Substantial additional capital will be required to support research and development, manufacturing, regulatory activities, and potential clinical trials. There can be no assurance that the Company’s product candidates will demonstrate the safety and efficacy necessary to obtain regulatory approval or achieve commercial success.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the rules and regulations of the SEC and assumes that the Company will continue to operate as a going concern. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, including normal and recurring adjustments, which the Company considers necessary for the fair statement of financial information. The results of operations and comprehensive loss for the three and nine months ended September 30, 2026, are not necessarily indicative of expected results for the fiscal year ending December 31, 2026, or any other future period. The condensed consolidated balance sheet at December 31, 2025, has been derived from the audited consolidated financial statements at that date. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2025, and notes thereto included in its Form 10-K, as filed with the SEC on March 30, 2026.

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

The Company has incurred substantial losses and negative cash flows since inception and had an accumulated deficit of $288.7 million as of September 30, 2026. The Company’s cash balance of $5.7 million as of September 30, 2026, is not sufficient to fund its operations for the one-year period after the date these condensed consolidated financial statements are issued. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least a one-year period following the issuance of these condensed consolidated financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Note 2. Summary of Significant Accounting Policies

The significant accounting policies and estimates used in the preparation of the accompanying unaudited condensed consolidated financial statements are described in the Company’s audited consolidated financial statements for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2026. There have been no material changes in the Company’s significant accounting policies during the three and nine months ended September 30, 2026.

Recent accounting pronouncements

Periodically, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard-setting bodies. We evaluate these pronouncements to determine their potential impact on our financial statements and related disclosures.

In November 2024, the FASB issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The standard requires additional disclosures disaggregating certain expense captions into specified natural expense categories, together with a qualitative description of amounts not separately disaggregated. The standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted, and the standard may be applied prospectively or retrospectively. We expect to adopt this standard in our Annual Report on Form 10-K for the year ending December 31, 2027. We are currently evaluating the potential impact of adoption on our financial statement disclosures.

Except as described above, during the nine months ended September 30, 2026, no other newly issued or adopted accounting pronouncements had, or are expected to have, a material impact on our unaudited condensed consolidated financial statements.

Note 3. Goodwill and Intangible Assets

The following table presents information about the Company’s goodwill and IPR&D assets:

	September 30, 2026
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

The Company first reviewed its AKTX-101 IPR&D asset considering updated development and valuation assumptions. The updated assumptions included refinements to the expected development timelines and probability weighted cash flows to reflect current market conditions, capital availability considerations, and the heightened uncertainty inherent in advancing the program under these conditions, as well as an increase in the discount rate to reflect the overall risk profile of the asset. The estimated fair value of the IPR&D asset was determined using the multi-period excess earnings method and requires management judgment with respect to forecasted gross revenues, revenue and expense growth rates, timing of clinical trials and overall probability of success, and the selection and use of an appropriate discount rate. As a result of the impairment analysis, the Company recorded an impairment charge of $3.7 million in the condensed consolidated statement of operations and comprehensive loss during the nine months ended September 30, 2026. There was no impairment charge recognized on the AKTX-101 IPR&D asset during the three months ended September 30, 2026. During the three and nine months ended September 30, 2025, the Company recorded an impairment charge of $5.18 million related to the Company’s PHP-303 asset due to reprioritization of resources to the Company’s ADC platform, no further development plans and inability to find a collaborative partner at the time for this program.

The Company then performed a quantitative goodwill impairment assessment as of March 31, 2026. The fair value of the reporting unit was estimated using an income approach based on a discounted cash flow model and was compared to the Company’s overall market capitalization. As a result, the estimated fair value of the reporting unit was determined to be lower than its carrying value, and the Company recorded a non-cash goodwill impairment charge of $8.4 million in the condensed consolidated statement of operations and comprehensive loss during the nine months ended September 30, 2026. There was no impairment charge recognized on goodwill during the three months ended September 30, 2026, and the three and nine months ended September 30, 2025.

Note 4. Accrued Expenses

Accrued expenses consisted of the following as of September 30, 2026, and December 31, 2025 (in thousands):

	September 30,	December 31,
	2026	2025
Employee compensation and benefits	$618	$780
External research and development expenses	1,126	299
Professional and consulting fees	1,068	814
Other	980	449
Total accrued expenses	$3,792	$2,342

Note 5. Convertible Notes and Notes Payable

September 2024 Note Payable

In November 2024, the Company assumed a promissory note originally issued by Peak Bio Inc. (“Peak Bio”) in September 2024 in the amount of $0.3 million (the “September 2024 Note”) to its former California landlord. Due to the short-term nature of the September 2024 Note, the Company concluded that its carrying value approximated its fair value as of the closing of our business combination with Peak Bio on November 14, 2024 (the “Merger Closing”). The September 2024 Note bore no interest and was payable over twenty equal monthly instalments beginning on November 1, 2024, and expired on June 1, 2026.

As of September 30, 2026, and December 31, 2025, the outstanding balance on the September 2024 Note was $0 and less than $0.1 million, respectively.

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

On September 19, 2025, the Company entered into a letter agreement (the “April 2023 Convertible Notes and Warrants Amendment”) with the holders of the April 2023 Convertible Notes to (i) extend the maturity date of the April 2023 Convertible Notes to August 31, 2026, (ii) amend the conversion price of the April 2023 Convertible Notes to $32.40 per ADS (representing $0.000405 per underlying Ordinary Share) and permit the holders of the April 2023 Convertible Notes to voluntarily convert, in whole or in part, the outstanding principal and accrued but unpaid interest on the April 2023 Convertible Notes into ADSs at any time, (iii) extend the expiration date of warrants held by the April 2023 Convertible Note holders (“April 2023 Peak Bio Convertible Noteholder Warrants”) from April 28, 2028 to August 31, 2030, and (iv) amend the exercise price of the April 2023 Peak Bio Convertible Noteholder Warrants to $32.40 per ADS (representing $0.000405 per underlying Ordinary Share). The notes and accrued interest were repaid by August 31, 2026.

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

The Company recognized interest expense, including amortization of the discount of less than $0.1 million, in each of the three and nine months ended September 30, 2026, and 2025.

As of September 30, 2026, and December 31, 2025, the outstanding principal amount of the April 2023 Convertible Note was $0 and $0.7 million, respectively. Accrued interest on the April 2023 Convertible Notes of $0 and less than $0.1 million on September 30, 2026, and December 31, 2025, respectively, are presented within accrued expenses in the Company’s condensed unaudited consolidated balance sheets.

Note 6. Shareholders’ Equity

Ordinary Shares

On June 30, 2026, the Company’s shareholders approved an increase to the number of authorized ordinary shares, par value $0.000000005 (the “Ordinary Shares”). The Company can issue up to 4,000,000,000,000 ordinary shares plus 365,687,180,943 ordinary shares previously granted under previous allotments. All previously unallocated authorized shares were revoked. Accordingly, as of September 30, 2026, the Company was authorized to issue up to 4,365,687,180,943 ordinary shares.

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

Under the ELOC Purchase Agreement, in no event could the Company issue to the Purchaser under the ELOC Purchase Agreement more than 13,039,369,358 Ordinary Shares (the “Exchange Cap”), which equals 19.99% of the Company’s outstanding Ordinary Shares as of the Execution Date, unless the Company obtains shareholder approval to issue shares in excess of the Exchange Cap or the average price paid for all Ordinary Shares issued under the agreement is equal to or greater than the Minimum Price (as defined in the ELOC Purchase Agreement) (the “White Lion Shareholder Approval”). On June 30, 2026, at our Annual General Meeting of Shareholders, we received White Lion Shareholder Approval permitting issuance of Ordinary Shares above the Exchange Cap. In any event, the ELOC Purchase Agreement provides that the Company may not issue or sell any Ordinary Shares if such issuance or sale would breach any applicable Nasdaq rules.

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

The ELOC Purchase Agreement was accounted for as a standby equity purchase agreement under ASC 815 as it includes an embedded put option and an embedded forward option. The put option is recognized on inception, and the forward option is recognized upon issuance of notice for the sale of the Company’s Common Stock. The fair value of the derivative liability related to the embedded put option (“White Lion Derivative Liability) was $100,000 at the inception of the agreement. The fair value of the White Lion Derivative Liability was determined using a Monte Carlo simulation based on the projected stock price of $0.76, expected volatility of 97%, risk-free rate of 3.52% and discounted at 71.3% for the probability of the Company timely filing all SEC documents and meeting the NASDAQ listing requirements. At September 30, 2026, the White Lion Derivative Liability was remeasured and had no value.

During the three months ended September 30, 2026, the Company issued an aggregate of 2,880,000,000 ordinary shares (36,000 ADSs) to White Lion for aggregate net proceeds of $0.2 million pursuant to the terms of the agreement. No derivative asset or liability, or related expense or loss, was recognized in connection with the forward contract to issue shares under the ELOC, as the shares were settled only a few days after the ELOC drawdown date and the change in the fair value of the Company’s ADSs between the two dates was immaterial.

As of September 30, 2026, the Company had no outstanding purchase notices issued to White Lion.

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

May 2026 Private Placement

In May 2026, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain investors pursuant to which the Company sold and issued in a private placement (the “May 2026 Private Placement”) (i) 21,127,920,000 ordinary shares (264,099 ADSs), (ii) prefunded warrants (“Prefunded Warrants”) to purchase up to 96,519,120,000 ordinary shares (1,206,489 ADSs), (iii) series H warrants (“Series H Warrants”) to purchase up to 117,647,040,000 ordinary shares (1,470,588 ADSs), (iv) series I warrants (“Series I Warrants”) to purchase up to 117,647,040,000 ordinary shares (1,470,588 ADSs), and (v) series J warrants (“Series J Warrants”, and, with the Pre-Funded Warrants, Series H Warrants and Series I Warrants, the “May 2026 Warrants”) to purchase up to 117,647,040,000 ordinary shares (1,470,588 ADSs). The combined purchase price per each ADS or Prefunded Warrant and accompanying Series H, Series I and Series J Warrant was $3.74. The May 2026 Private Placement closed in two tranches on May 27, 2026, and June 26, 2026.

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

The following table summarizes the Company’s outstanding warrants as of September 30, 2026, and December 31, 2025:

	Number of Warrant ADSs		Weighted-
	September 30,	December 31,	Average
	2026	2025	Exercise Price	Expiration Date
Equity-classified Warrants
May 2026 Investor Prefunded Warrants	1,206,489	—	$—	None
December 2025 Investor Prefunded Warrants	159,670	301,653	$—	None
May 2026 Series H Investor Warrants	808,823	—	$3.74	12/31/2027
May 2026 Series I Investor Warrants	1,410,428	—	$3.74	6/30/2031
May 2026 Series J Investor Warrants	1,410,428	—	$3.74	6/30/2031
April 2025 Investor Prefunded Warrants	—	41,250	$8.00	None
October 2023 Investor Prefunded Warrants	—	1,209	$8.00	None
December 2025 Series G Investor Warrants	256,140	302,301	$15.53	3/2/2031
December 2025 Note Exchange Warrants	116,846	237,564	$16.16	3/2/2031
December 2025 Placement Agent Warrants	12,604	12,604	$19.42	12/16/2030
April 2023 Peak Bio Warrants	8,559	8,559	$32.40	8/30/2030
March 2025 Series A Investor Warrants	—	8,861	$34.80	3/6/2026
March 2025 Investor Warrants	105,285	105,285	$34.80	3/6/2030
April 2025 Series A Investor Warrants	—	28,036	$34.80	4/25/2026
April 2025 Investor Warrants	232,258	232,258	$34.80	4/25/2030
October 2025 Series E Investor Warrants	78,124	78,124	$39.20	12/15/2030
October 2025 Series F Investor Warrants	78,124	78,124	$39.20	6/15/2028
October 2025 Placement Agent Warrants	3,123	3,123	$40.00	10/14/2030
May 2024 Investor Warrants	100,739	100,739	$70.79	May-Jun 2027
March 2024 Placement Agent Warrants	3,298	3,298	$74.00	3/27/2029
May 2024 Placement Agent Warrants	8,056	8,056	$75.40	5/31/2029
November 2024 Investor Warrants	42,832	42,832	$90.40	Dec 2027-Jun 2028
October 2023 Placement Agent Warrants	1,058	1,058	$165.20	10/6/2028
March 2022 Investor Warrants	4,637	4,637	$1,120.00	3/10/2027
March 2022 Placement Agent Warrants	364	364	$1,200.00	3/10/2027
December 2021 Investor Warrants	2,681	2,681	$1,320.00	1/4/2027
December 2021 Placement Agent Warrants	208	208	$1,400.00	12/29/2026
July 2021 Placement Agent Warrants	—	487	$1,856.00	7/7/2026
	6,050,774	1,603,311
Liability-classified Warrants
April 2023 Peak Bio Warrants	21,107	21,107	$81.60	4/28/2028
September 2022 Series B Investor Warrants	12,988	12,988	$680.00	9/14/2029
November 2022 Peak Bio Warrants	39,432	39,432	$1,567.20	11/1/2027
	73,527	73,527
Total outstanding	6,124,301	1,676,838

The following table summarizes the Company’s warrants activity for the nine months ended September 30, 2026:

	Number of	Weighted-Average
	Warrant ADSs	Exercise Price
Outstanding at December 31, 2025	1,676,838	$73.61
Issued	5,631,129	2.97
Exercised	(1,146,282)	5.28
Expired	(37,384)	58.52
Outstanding at September 30, 2026	6,124,301	$21.52

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

During the three months ended September 30, 2026, certain holders of the October 2023 Investor Prefunded Warrants, May 2026 Series H Investor Warrants, May 2026 Series I Investor Warrants, May 2026 Series J Investor Warrants, and December 2025 Investor Prefunded Warrants exercised warrants to purchase an aggregate of 28,623,920,000 ordinary shares (357,799 ADSs) of the Company through cash exercises. The net proceeds from these exercises were $1.2 million. The proceeds received from the warrant exercises were recorded as an increase to additional paid-in capital within shareholders’ equity. No gain or loss was recognized upon the exercise of the warrants.

In addition, certain holders of the May 2026 Series H Investor Warrants exercised warrants and pursuant to the terms of the agreement, the issuance of 35,740,800,000 ordinary shares (446,760 ADSs) underlying such exercises is being held in abeyance (“Abeyance Shares”) due to beneficial ownership limitations. Such abeyance shares have been fully paid, except for a nominal amount and are issuable upon notice from the investor to the Company regarding beneficial ownership. Gross proceeds of $1.7 million were recorded as an increase to additional paid-in capital within shareholders’ equity. As of September 30, 2026, 35,740,800,000 ordinary shares (446,760 ADSs) remained held in abeyance. These shares have not been issued or included in shares of common stock outstanding as of the reporting date.

Note 7. Stock-Based Compensation

Stock Options

The following is a summary of the Company’s stock option activity, with each ADS representing 80,000 Ordinary Shares, under the 2014 Equity Incentive Plan, 2023 Equity Incentive Plan and the Peak Bio 2022 Long Term Incentive Plan for the nine months ended September 30, 2026:

	Number of Stock Option ADSs	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	170,137	$109.65	8.8	$—
Granted	99,842	12.88
Exercised	—	—
Forfeited	(13,867)	52.21
Expired	(16,666)	295.14
Outstanding at September 30, 2026 (1)	239,446	$59.71	8.7	$30
Exercisable at September 30, 2026	144,034	$74.19	8.4	$28

(1)	Includes both vested stock options as well as unvested stock options for which the requisite service period has not been rendered but that are expected to vest based on achievement of a service condition.

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s ADSs for those options that had exercise prices lower than the fair value of the Company’s ordinary shares.

The weighted-average grant-date fair value per ADS of options granted during each of the nine months ended September 30, 2026 and 2025 was $10.20 and $58.00, respectively.

Option Valuation

The weighted-average assumptions that the Company used to determine the fair value of share options granted were as follows, presented on a weighted average basis:

	Nine Months Ended September 30,
	2026	2025
Expected volatility	111.4%	94.1%
Risk-free interest rate	4.2%	4.0%
Expected dividend yield	—	—
Expected term (in years)	5.4	5.7

Restricted Stock Units

The 2023 Equity Incentive Plan provides for the grant of restricted stock units (“RSUs”) to employees and consultants. RSUs are subject to time-based or performance-based vesting conditions and generally require continued service through the applicable vesting period.

Compensation cost for time-based RSUs, which vest upon satisfaction of service-based vesting conditions, is recognized on a straight-line basis over the requisite service period based on the grant-date fair value of the RSUs. The grant-date fair value is determined based on the closing price of the Company’s ADS on the Nasdaq on the date of grant.

Compensation cost for performance-based RSUs is recognized over the requisite service period when achievement of the applicable performance conditions is probable. The amount of compensation cost recognized is based on the grant-date fair value of the RSUs, determined using the closing price of the Company’s ADSs on the Nasdaq on the date of grant, and is adjusted as necessary based on the Company’s assessment of the probability of achieving the applicable performance conditions.

The following table summarizes the Company’s restricted stock activity for the nine months ended September 30, 2026:

	Time-based Awards
	Number of ADSs	Weighted-Average Grant Date Fair Value
Nonvested shares at December 31, 2025	1,465	$30.00
Granted	36,688	10.34
Forfeited	—	—
Vested	(23,153)	11.77
Nonvested shares at September 30, 2026	15,000	$10.05

During the three months ended September 30, 2026, 23,309 ADSs, representing 1,864,720,000 ordinary shares underlying vested time-based RSUs, were issued, including 156 ADSs, representing 12,480,000 ordinary shares, that vested during the year ended December 31, 2025.

The fair value of time-based RSUs that vested during the nine months ended September 30, 2026 and 2025, was $0.2 million and less than $0.1 million, respectively.

Performance-Based Stock Options

In July 2026, the Company granted performance stock options (“PSOs”) to purchase 3,750 ADSs (300,000,000 ordinary shares) to certain consultants. Fifty percent of the PSOs vested immediately with the remaining fifty percent vesting upon attainment of certain licensing agreements for legacy assets and subject to continued service over contracted period. The probability of vesting is reviewed each reporting period, and management has concluded that the PSOs have not vested until the performance conditions have been satisfied. Therefore, the PSOs remain unvested and outstanding as of September 30, 2026. The Company has not recognized stock-based compensation expense associated with these performance awards during the three and nine months ended September 30, 2026. As of September 30, 2026, total unrecognized compensation cost related to these performance-based stock options awards was less than $0.1 million, which will be recognized if the awards are deemed to be probable of vesting.

Performance-Based RSUs

In September 2026, the Company granted performance-based RSUs restricted stock units to purchase 15,000 ADSs (1,200,000,000 ordinary shares) to certain consultants. Vesting of the performance-based RSUs is based upon attainment of certain research and development milestones for the Company’s ADC program during the fourth quarter of 2026 and is subject to continued service. Compensation expense is recognized over the requisite service period when achievement of the applicable performance conditions is considered probable, based on the grant-date fair value of the RSUs. As of September 30, 2026, the Company determined that achievement of the applicable R&D milestones was probable and recognized compensation expense of $0.2 million.

Stock Option Grants and RSU Grants Subject to Shareholder Approval

During the quarter ended September 30, 2026, the Company granted stock options to directors and officers to purchase an aggregate of 429,000 ADSs (34,320,000,000 ordinary shares) under the Company’s 2023 Equity Incentive Plan. Further, the Company granted RSUs for the aggregate of 64,251 ADSs (5,140,080,000 ordinary shares) to directors and officers in lieu of accrued cash compensation. Subsequent to September 30, 2026, the Company granted additional RSUs to directors covering 20,626 ADSs, representing 1,650,080,000 ordinary shares, to correct a prior miscalculation in the amount of fees settled through equity awards in lieu of cash compensation. The grants were subject to forfeiture and cancellation if shareholder approval of an increase in the number of shares available for issuance under the 2023 Equity Incentive Plan (“Shareholder Approval”) was not obtained. Vesting of the RSUs and stock options were also subject to obtaining Shareholder Approval. On October 28, 2026, the Company obtained Shareholder Approval and all RSUs granted vested immediately.

In accordance with ASC 718, Compensation—Stock Compensation, the grant date for these stock options and RSUs was established on October 28, 2026, upon receipt of Shareholder Approval. Accordingly, no stock-based compensation expense related to these options was recognized in the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2026. The Company will measure and recognize stock-based compensation expense based on the grant-date fair value of the options over the applicable requisite service period, subject to the terms of the awards and the applicable accounting requirements.

Stock-Based Compensation Expense

The Company classifies stock-based compensation expense in the condensed consolidated statements of operations and comprehensive loss in the same manner in which the award recipients’ payroll costs are classified or in which the award recipients’ service payments are classified. Total stock-based compensation expense attributable to share-based payments made to employees, consultants and directors included in operating expenses in the Company’s condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2026 and 2025, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Research and development	$217	$34	$266	$409
General and administrative	320	651	1,287	2,010
Total stock-based compensation expense	$537	$685	$1,553	$2,419

As of September 30, 2026, total unrecognized compensation cost related to unvested stock options was $3.1 million, which is expected to be recognized over a weighted average period of 2.3 years. As of September 30, 2026, no unrecognized compensation cost remains related to time-based RSUs.

Note 8. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s financial liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such values:

	September 30, 2026
(In thousands)	Total	Level 1	Level 2	Level 3
Liabilities
Warrant liability - April 2023 Peak Bio Warrants	$68	$—	$—	$68
Warrant liability – September 2022 Series B Warrants	20	—	—	20
Total liabilities	$88	$—	$—	$88

	December 31, 2025
(In thousands)	Total	Level 1	Level 2	Level 3
Liabilities
Warrant liability - April 2023 Peak Bio Warrants	$51	$—	$—	$51
Warrant liability – September 2022 Series B Warrants	10	—	—	10
Derivative liability - ELOC	230	—	—	230
Total liabilities	$291	$—	$—	$291

The Company’s Level 3 liabilities consist of the September 2022 Warrants, the November 2022 Peak Bio Warrants and the April 2023 Peak Bio Warrants, which were determined to be liability-classified instruments, and a derivative liability related to the ELOC Purchase Agreement (described in Note 6). There were no transfers between Level 1, Level 2, and Level 3 during the three and nine months ended September 30, 2026, and the year ended December 31, 2025.

Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the activity in the warrant liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) during the three and nine months ended September 30, 2026 and 2025:

	Warrant Liability
(In thousands)	September 2022 Series B Warrants	November 2022 Peak Bio Warrants	April 2023 Peak Bio Warrants	Total Warrant Liability	Derivative Liability
Balance, December 31, 2024	$181	$95	$736	$1,012	$—
Change in fair value of liability	30	—	24	54	—
Balance, March 31, 2025	$211	$95	$760	$1,066	$—
Extinguishment of liability	(66)	—	—	(66)	—
Change in fair value of liability	(31)	(32)	(71)	(134)
Balance, June 30, 2025	$114	$63	$689	$866	$—
Initial recognition of liability	—	—	—	—	100
Reclassification to equity	—	—	(110)	(110)	—
Change in fair value of liability	(31)	(31)	(191)	(253)	—
Balance, September 30, 2025	$83	$32	$388	$503	$100

Balance, December 31, 2025	$10	$—	$51	$61	$230
Change in fair value of liability	(10)	—	(34)	(44)	(230)
Balance, March 31, 2026	$—	$—	$17	$17	$—
Change in fair value of liability	31	—	68	99	—
Balance, June 30, 2026	$31	$—	$85	$116	$—
Change in fair value of liability	(11)	—	(17)	(28)	—
Balance, September 30, 2026	$20	$—	$68	$88	$—

Liability-Classified Warrants

The fair value of the warrant liabilities is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the September 2022 Series B Warrants, the November 2022 Peak Bio Warrants and the April 2023 Peak Bio Warrants was determined using the Black-Scholes Option Pricing Model, which uses various assumptions, including (i) fair value of the Company’s ADSs, (ii) exercise price of the warrant, (iii) expected term of the warrant, (iv) expected volatility and (v) expected risk-free interest rate.

Below are the assumptions used for the fair value calculations of liability classified warrants as of September 30, 2026, and December 31, 2025:

	September 30, 2026			December 31, 2025
	September 2022 Series B Warrants	November 2022 Peak Bio Warrants	April 2023 Peak Bio Warrants	September 2022 Series B Warrants	November 2022 Peak Bio Warrants	April 2023 Peak Bio Warrants
Stock (ADS) price	$9.30	$9.30	$9.30	$11.56	$11.56	$11.56
Exercise price	$680.00	$1,567.20	$81.60	$680.00	$1,567.20	$81.60
Expected term (in years)	3.0	1.1	1.6	3.7	1.8	2.3
Expected volatility	140.0%	190.0%	165.0%	100.0%	115.0%	105.0%
Risk-free interest rate	4.2%	4.0%	4.1%	3.7%	3.5%	3.5%
Expected dividend yield	—	—	—	—	—	—

Derivative Liability

The derivative liability related to the ELOC Purchase Agreement (described in Note 6) was originally valued using the Monte Carlo simulation model and as such is considered to be a Level 3 fair value measurement, as the fair value was determined based on significant inputs not observable in the market. The significant unobservable inputs used to determine the fair value were the projected volume weighted average share price at each trading date, and the use of the maximum draw down potential. The fair value of the ELOC Purchase Agreement on December 31, 2025, was $230,000 based on the projected stock price of $0.29, expected volatility of 102.5%, risk-free rate of 3.46% and discounted at 71.3% for the probability of the Company timely filing all SEC documents and meeting the NASDAQ listing requirements. As of September 30, 2026, the Company determined the fair value of the ELOC Purchase Agreement to have no value. The difference of $0.2 million was recognized as a change of fair value of derivative liability in the unaudited condensed consolidated statement of operations and comprehensive loss during the nine months ended September 30, 2026.

Assets Measured at Fair Value on a Nonrecurring Basis

The Company’s goodwill and IPR&D are measured at fair value on a nonrecurring basis. These assets are reported at carrying value and are remeasured annually or whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable. When impairment has occurred, the Company records the required charges and adjusts the carrying value as discussed in Note 2. Summary of Significant Accounting Policies of the notes to the consolidated financial statements in the Company’s 2025 Form 10-K. As a result of the impairment analysis performed during the quarter ended March 31, 2026, using Level 3 inputs, the Company determined the fair value of its AKTX-101 IPR&D asset to be $30.3 million and recorded a non-cash impairment charge of $3.7 million to its AKTX-101 IPR&D asset and determined the fair value of its reporting unit to be less than its carrying value by an amount that resulted in a non-cash impairment charge of $8.4 million to goodwill. There was no impairment charge to the Company’s goodwill and IPR&D assets during the three months ended September 30, 2026.

Note 9. Net Loss per Share

The following potential dilutive securities, presented based on amounts outstanding at the end of each reporting period, have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	As of September 30,
	2026	2025
Stock options	19,155,663,000	14,830,984,000
Restricted stock units	1,200,000,000	—
Warrants	380,660,294,800	53,076,082,000
Convertible notes	—	1,728,414,000
Total	401,015,957,800	69,635,480,000

Note 10. Income Taxes

In accordance with ASC 270, Interim Reporting, and ASC 740, Income Taxes, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. The Company recorded an income tax benefit of $0.8 million for the nine months ended September 30, 2026, in connection with the impairment loss on the Company’s AKTX-101 IPR&D asset. For the three months ended September 30, 2026, the Company recorded no tax expense or benefit due to the expected current year loss and its historical losses. The Company recorded an income tax benefit of $1.1 million for the three and nine months ended September 30, 2025, in connection with the impairment loss on the Company’s PHP-303 IPR&D asset. The Company has not recorded its net deferred tax asset as of either September 30, 2026, or December 31, 2025, because it maintained a full valuation allowance against all deferred tax assets as of these dates as management has determined that it is not more likely than not that the Company will realize these future tax benefits. As of September 30, 2026, and December 31, 2025, the Company had no uncertain tax positions.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
ADC discovery and pre-clinical development	$(1,791)	$(464)	$(4,898)	$(626)
nomacopan HSCT-TMA (AK901) clinical program expense	—	36	—	(70)
Chemistry, manufacturing and control	—	(21)	—	(69)
Other external development (expense) income	(103)	(57)	(163)	(92)
Internal and other research and development expense	(171)	(227)	(491)	(981)
U.K. Research and Development Tax Credit	173	518	173	518
General and administrative expense	(2,249)	(1,324)	(5,976)	(5,129)
Impairment loss on other intangible assets	—	(5,180)	(3,700)	(5,180)
Impairment loss on goodwill	—	—	(8,430)	—
Stock-based compensation expense	(537)	(685)	(1,553)	(2,419)
Other segment items (1)	(165)	(84)	74	960
Deferred tax benefit	—	1,088	859	1,088
Net loss	$(4,843)	$(6,400)	$(24,105)	$(12,000)

(1)	Other segment items include interest expense, change in fair value of warrant liabilities, change in fair value of derivative liability, and net foreign currency exchange gains (losses) as reported in the Company’s condensed consolidated statements of operations and comprehensive loss.

Assets regularly provided to the CODM are consistent with those reported on the consolidated balance sheets with particular emphasis on the Company’s available liquidity, including its cash and restricted cash. All of the Company’s tangible assets are held in the United States.

Note 12. Related Party Transactions

In November 2024, the Company assumed an amount due to an entity in which the Company’s Chairman, Dr. Hoyoung Huh, is a director. As of September 30, 2026, and December 31, 2025, the amounts due totaled less than $0.1 million and are included in accounts payable in the Company’s condensed consolidated balance sheets.

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

For each of the three and nine months ended September 30, 2026 and 2025, the Company incurred lease costs of less than $0.1 million.

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

During each of the three and nine months ended September 30, 2026 and 2025, the Company charged less than $0.1 million to operating expenses related to the Company’s contributions to employee benefit plans.

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

The Company incurred zero expenses under this agreement as no milestones have been achieved since inception, and no products were sold from inception through September 30, 2026.

Legal Proceedings

In May 2025, a former employee of Peak Bio CA, Inc. subsidiary filed a claim stating that they are entitled to certain discretionary bonuses from 2022 totaling less than $0.1 million. The Company denies the former employee’s claim and intends to defend itself.

Accounts Payable Settlements

During the nine months ended September 30, 2026 and 2025, the Company entered into settlement agreements with certain vendors to settle outstanding accounts payable and other current liabilities. As a result, the Company recognized gains on the settlement of current liabilities of $0.2 million and $2.0 million, respectively, for the nine months ended September 30, 2026 and 2025. Of the gain recognized in 2025, $0.8 million was recognized during the three months ended September 30, 2025. No gain on the settlement of current liabilities was recognized during the three months ended September 30, 2026. These gains are presented in the condensed consolidated statements of operations and comprehensive loss.

Note 14. Subsequent Events

Subsequent to the quarter ended September 30, 2026 and through the date these condensed consolidated financial statements were issued, the Company issued an aggregate of 40,984 ADSs (3,278,720,000 ordinary shares) upon the exercise of outstanding prefunded warrants.

On October 28, 2026, the Company’s Shareholders approved to increase the number of shares available under the 2023 Equity Incentive Plan by 1,800,000 ADSs (144,000,000,000 ordinary shares).

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

Our activities since inception have primarily consisted of research and development, preclinical drug development, intellectual property development and protection, business development, and capital raising.

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

We rely on third-party Contract Development and Manufacturing Organizations (“CDMOs”) for development, scale-up, and GMP production of materials used in our research and development activities. In December 2025, we announced the initiation of GMP manufacturing activities for AKTX-101 and selected WuXi Biologics/XDC as our partner for this GMP product supply and related IND-enabling work. This milestone supports our timeline for our Phase 1 first-in-human study described in our public communications while we maintain an efficient, high-quality, and reliable virtual manufacturing model for clinical-grade supply. In December 2025, we publicly described that based on our anticipated GMP product supply and IND-enabling activities and planning, we are projected to advance AKTX-101 into clinical trials by the middle of 2027.

Appointment of Chief Business Officer

On October 10, 2026, we entered into an Employment Offer Letter with Mr. Vatnak Vat-Ho, pursuant to which Mr. Vatnak Vat-Ho will serve as our Chief Business Officer effective October 12, 2026. Mr. Vat-Ho will earn a base salary, which includes an annual cash bonus target and receive share-based payment compensation based on service over vesting period.

Strategic Research Collaboration with Whitehawk Therapeutics

On July 21, 2026, we announced a strategic research collaboration with Whitehawk Therapeutics, a clinical-stage ADC oncology therapeutics company applying proprietary ADC linker-payloads to develop improved ADC cancer treatments. Under the collaboration, we will conduct a series of focused preclinical studies evaluating Akari’s proprietary PH1 spliceosome-modulating payload technology in combination with Whitehawk’s proprietary topoisomerase I inhibitor ADC platform to evaluate a potential future ADC dual payload construct. We will lead the design, execution and evaluation of the research activities and Whitehawk will reimburse us for expenses.

The Company believes the collaboration represents an opportunity to evaluate the broader applicability and versatility of its PH1 payload technology beyond its internally developed ADC candidates. Together with its proprietary pipeline, this research initiative supports Akari’s strategy of advancing differentiated ADC technologies through internal development and selective scientific collaborations. The collaboration remains at the preclinical research stage, and there can be no assurance that the studies will result in additional development candidates, expanded collaboration arrangements, or commercially viable products.

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

Intellectual Property – Expanding Protection Around AKTX-101

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

During the nine months ended September 30, 2026, we received Australian patent protection covering the PH1 RNA splicing modulator ADC payload, and a European patent that provides composition of matter protection for our Thailanstatin-based payloads.

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

Results of Operations

Three and Nine Months Ended September 30, 2026 and 2025

Overview

During the three months ended September 30, 2026, our loss from operations totaled $4.7 million, as compared to a loss from operations of $7.4 million for the three months ended September 30, 2025. During the nine months ended September 30, 2026, our loss from operations totaled $25.1 million, as compared to a loss from operations of $14.0 million for the nine months ended September 30, 2025, which was primarily due to a $12.1 million non-cash impairment on other intangible assets and goodwill. Our total operating expenses are set forth by category in the table below:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,		Change
(In thousands)	2026	2025	$ Change	2026	2025	$
Operating expenses:
Research and development	$2,109	$249	$1,860	$5,645	$1,729	$3,916
General and administrative	2,569	1,975	594	7,263	7,139	124
Impairment loss on other intangible assets	—	5,180	(5,180)	3,700	5,180	(1,480)
Impairment loss on goodwill	—	—	—	8,430	—	8,430
Total operating expenses	4,678	7,404	(2,726)	25,038	14,048	10,990
Loss from operations	(4,678)	(7,404)	2,726	(25,038)	(14,048)	(10,990)
Interest income	—	1	(1)	—	1	(1)
Interest expense	(85)	(121)	36	(226)	(226)	—
Gain on settlement of current liabilities	—	774	(774)	167	2,018	(1,851)
Loss on debt extinguishment	—	(967)	967	—	(967)	967
Change in fair value of warrant liabilities	28	253	(225)	(27)	333	(360)
Foreign currency exchange gain (loss), net	(108)	76	(184)	(70)	(99)	29
Change in fair value of derivative liability	—	(100)	100	230	(100)	330
Total other income (expense), net	(165)	(84)	(81)	74	960	(886)
Net loss before income taxes	(4,843)	(7,488)	2,645	(24,964)	(13,088)	(11,876)
Benefit from deferred income taxes	—	1,088	(1,088)	859	1,088	(229)
Net loss	$(4,843)	$(6,400)	$1,557	$(24,105)	$(12,000)	$(12,105)

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

During the three months ended September 30, 2026, total research and development expenses increased by approximately $1.9 million, as compared to the three months ended September 30, 2025. During the nine months ended September 30, 2026, total research and development expenses increased by approximately $3.9 million, as compared to the nine months ended September 30, 2025. The following sets forth research and development expenses for the three and nine months ended September 30, 2026 and 2025 by category:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2026	2025	$ Change	2026	2025	$ Change
ADC preclinical development	$1,791	$464	$1,327	$4,898	$626	$4,272
Other external development expenses	103	42	61	163	231	(68)
Personnel costs	388	261	127	757	1,390	(633)
U.K. Research and Development tax credits	(173)	(518)	345	(173)	(518)	345
Total research and development expenses	$2,109	$249	$1,860	$5,645	$1,729	$3,916

ADC preclinical development

These expenses include external expenses that we incurred in connection with the discovery and pre-clinical development of our ADC platform and program(s) and primarily consist of payments to external vendors and consultants. In December 2025 we announced that based on our anticipated GMP product supply and IND-enabling activities and planning, we are projected to advance AKTX-101 into clinical trials by the middle of 2027.

Other external development expenses

These expenses include external expenses to contract vendors that may be related to pre-clinical development activities, discontinued programs and unallocated expenses. The increase in expenses of less than $0.1 million incurred during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, was due to intellectual property and related costs for the PAS -nomacopan program. The decrease in expenses of less than $0.1 million incurred during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025 is primarily related to a reduction in costs for the PHP-303 program. In December 2024, we announced our decision to suspend these programs and find a collaborative partner.

Personnel costs

These expenses include compensation and related costs associated with employees. The increase in expenses of $0.1 million incurred during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, was due to an increase in non-cash stock-based compensation expense, partially offset by lower cash-based salaries. The decrease in expenses of $0.6 million incurred during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025 is primarily related to a reduction in headcount in the prior period in connection with the plan to suspend the nomacopan program.

The extent of our future research and development expenditures will be determined based on future funding.

U.K. Research and Development Tax Credit

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

General and administrative expenses

During the three months ended September 30, 2026, total general and administrative costs increased by $0.6 million as compared to the three months ended September 30, 2025, primarily due to professional fees and a one-time expense related to contract termination costs with a prior placement agent.

During the nine months ended September 30, 2026, total general and administrative costs increased by approximately $0.1 million as compared to the nine months ended September 30, 2025, primarily due to an increase in personnel costs of $0.2 million, financing related legal and depositary fees of $0.2 million, and a one-time expense related to contract termination costs with a prior placement agent of $0.4 million, offset by a decrease in non-cash stock-based compensation expense of $0.7 million.

Impairment loss

During the nine months ended September 30, 2026, we recognized non-cash impairment losses on goodwill, and in process research and development (“IPR&D”) assets recorded in connection with our November 2024 merger with Peak Bio, Inc. The impairment assessment was triggered by the sustained decline in the Company’s market capitalization as of March 31, 2026, which required a reassessment of the carrying value of these assets.

As part of this assessment, goodwill was impaired based on the determination that the estimated fair value of the Company’s reporting unit was lower than its carrying value. In addition, management reassessed the valuation assumptions underlying the AKTX-101 IPR&D asset, including expected development timelines, probability weighted cash flows, and discount rates, to reflect current market conditions, capital availability considerations, and the heightened uncertainty inherent in advancing the program under these conditions.

The resulting IPR&D impairment reflects the application of a risk adjusted valuation approach consistent with the available market evidence and the requirements of U.S. GAAP.

No such impairment loss was recognized in the three months ended September 30, 2026.

During the three and nine months ended September 30, 2025, we recognized an impairment loss on the IPR&D asset related to PHP 303. The impairment loss was triggered due to reprioritization of resources to our ADC platform, no further development plans and inability to find a collaborative partner to date.

Interest income

During each of the three and nine months ended September 30, 2025, interest income was less than $0.1 million. No such income was recognized during the three and nine months ended September 30, 2026. Amounts may fluctuate from period to period due to changes in average cash balances and prevailing interest rates.

Interest expense

Interest expense primarily consists of amortization of share issuance costs on the August 2025 Notes and interest expense on the April 2023 Convertible Notes and the financing of director and officer insurance premiums. Refer to Note 5 of our unaudited condensed consolidated financial statements included in this Form 10-Q.

Interest expense may fluctuate from period to period due to changes in average interest-bearing loans and related interest rates.

Gain on settlement of current liabilities

During the nine months ended September 30, 2026, we recognized a gain of approximately $0.2 million from the settlement of outstanding payables with former vendors. During the three and nine months ended September 30, 2025, we recognized gains of $0.8 million and $2.0 million, respectively, from similar settlements. No gains from settlements of current liabilities were recognized during the three months ended September 30, 2026.

Loss on debt extinguishment

During the three and nine months ended September 30, 2025, we recognized a loss on extinguishment of debt of $1 million, of which $0.4 million was in relation to the issuance of the August 2025 Note to third party investors, $0.5 million was related to the cancellation and exchange of Dr. Huh’s January 2024 Note for his August 2025 Note and less than $0.1 million was related to the modification of the April 2023 Convertible Notes pursuant to the April 2023 Convertible Notes and Warrants Amendment.

No such loss was recognized during the three and nine months ended September 30, 2026.

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

During the three months ended September 30, 2026, we recorded a change in the fair value of warrant liabilities, representing a non-cash revaluation gain of less than $0.1 million, driven by a decrease in our stock price. During the nine months ended September 30, 2026, we recorded a change in the fair value of warrant liabilities, representing a non-cash revaluation loss of less than $0.1 million, driven by an increase in estimated stock price volatility.

During the three and nine months ended September 30, 2025, we recorded a change in the fair value of warrant liabilities, representing a non-cash revaluation gain of $0.3 million each, which was driven by a decrease in our stock price.

Change in fair value of derivative liability

During the nine months ended September 30, 2026, we recognized a non-cash revaluation gain of $0.2 million in relation to the embedded derivative in the White Lion ELOC, which was primarily attributable to the effect of the ADS Ratio Change. No such loss was recognized during the three months ended September 30, 2026.

During the three and nine months ended September 30, 2025, we recognized a loss of $0.1 million.

Foreign currency exchange gain, net

Exchange gains and losses can fluctuate significantly from period to period due to changes in exchange rates, as well as the volume and timing of expenditures and related payments denominated in foreign currencies.

During each of the nine months ended September 30, 2026 and 2025, we recorded a net foreign currency exchange loss of less than $0.1 million. During the three months ended September 30, 2026 and 2025, we recorded a net foreign currency exchange loss of $0.1 million and a foreign currency exchange gain of less than $0.1 million, respectively.

Benefit from deferred income taxes

During the nine months ended September 30, 2026, we recognized a deferred income tax recovery of $0.8 million, in connection with the impairment loss on other intangible assets described above. No such recovery was recognized during the three months ended September 30, 2026. During the three and nine months ended September 30, 2025, we recognized a deferred income tax recovery of $1.1 million in each period related to the impairment loss on other intangible assets described above.

Net Loss Applicable to Ordinary Shareholders

As a result of the factors discussed above, our net loss applicable to ordinary shareholders for the three months ended September 30, 2026 was $4.8 million, compared to net loss applicable to ordinary shareholders for the three months ended September 30, 2025 of $6.4 million. Our net loss applicable to ordinary shareholders for the nine months ended September 30, 2026 was $24.1 million, compared to net loss applicable to ordinary shareholders for the nine months ended September 30, 2025 of $12.0 million.

Financial Condition, Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have incurred substantial losses, and we have primarily funded our operations with proceeds from the sale of equity securities, including ordinary shares, warrants and pre-funded warrants, and convertible notes. On September 30, 2026, we had $5.7 million in cash and an accumulated deficit of $288.7 million. To date, we have not generated any revenue.

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

May 2026 Financing

In May 2026, we entered into a securities purchase agreement with certain investors pursuant to which we sold and issued in a private placement (the “May 2026 Private Placement”) an aggregate of 1,470,588 unregistered American Depositary Shares (“ADSs”), or prefunded warrants to purchase ADSs (“Pre-Funded Warrants”), each ADS representing 80,000 of the Company’s ordinary shares per ADS, together with one Series H warrants, one Series I warrants and one Series J warrants to purchase an equivalent number of ADSs (the Series H, Series I, and Series J warrants collectively referred to as the “Series Warrants”). The purchase price per ADS and accompanying Series Warrants was equal to $3.74 and the purchase price per Pre-Funded Warrant and accompanying Series Warrants was equal to $3.739.

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

At close of the May 2026 Private Placement, we incurred a total of approximately $0.1 million in placement agent fees with Paulson Investment Company, LLC (“Paulson”) and were required to issue 117,647 ADSs.

Net proceeds from the May 2026 Private Placement were approximately $5.2 million.

Warrant Exercises

During the three months ended September 30, 2026, certain holders of the October 2023 Investor Prefunded Warrants, May 2026 Series H Investor Warrants, May 2026 Series I Investor Warrants, May 2026 Series J Investor Warrants, and December 2025 Investor Prefunded Warrants exercised warrants to purchase an aggregate of 28,623,920,000 ordinary shares (357,799 ADSs) of the Company through cash exercises.

Further, pursuant to the terms of the May 2026 Series H Investor Warrant agreement, the issuance of 35,740,800,000 ordinary shares (446,760 ADSs) underlying such exercises is being held in abeyance (“Abeyance Shares”) due to beneficial ownership limitations. Such abeyance shares have been fully paid, except for a nominal amount and are issuable upon notice from the investor to the Company regarding beneficial ownership.

The net proceeds from these exercises were $2.9 million.

White Lion Ordinary Share Purchase and Registration Rights Agreements

On August 29, 2025, we entered into the ELOC Purchase Agreement and White Lion RRA with White Lion Capital. Pursuant to the ELOC Purchase Agreement, we had the right, but not the obligation, to require White Lion to purchase, from time to time, up to $25,000,000 in aggregate gross purchase price of newly issued Ordinary Shares, which may be exchanged for ADSs, subject to certain limitations and conditions set forth in the ELOC Purchase Agreement.

We do not have a right to commence any sales of Ordinary Shares to White Lion under the ELOC Purchase Agreement until all conditions to our right to commence sales, as set forth in the ELOC Purchase Agreement, have been satisfied, including that a registration statement covering the resale of such shares is declared effective by the SEC and the final form of prospectus is filed with the SEC. Over the period ending on the earlier of (i) the date on which the Purchaser shall have purchased Ordinary Shares pursuant to the ELOC Purchase Agreement for an aggregate purchase price equal to the Commitment Amount or (ii) August 29, 2028 (the “Commitment Period”), subject to the conditions of the ELOC Purchase Agreement, we will control the timing and amount of any sales of Ordinary Shares to the Purchaser. Actual sales of Ordinary Shares to the Purchaser under the ELOC Purchase Agreement will depend on a variety of factors to be determined by us from time to time, including, among others, market conditions, the trading price of the ADSs, and determinations made by the Company as to appropriate levels and sources of funding.

The purchase price of the Ordinary Shares that we elect to sell to the Purchaser pursuant to the ELOC Purchase Agreement will be determined based on the type of Purchase Notice issued, as follows:

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

Under the ELOC Purchase Agreement, in no event could we issue to the Purchaser under the ELOC Purchase Agreement more than 13,039,369,358 Ordinary Shares (the “Exchange Cap”), which equals 19.99% of the Company’s outstanding Ordinary Shares as of the Execution Date, unless we obtain shareholder approval to issue shares in excess of the Exchange Cap or the average price paid for all Ordinary Shares issued under the agreement is equal to or greater than the Minimum Price (as defined in the ELOC Purchase Agreement) (the “White Lion Shareholder Approval”). On June 30, 2026 at our Annual General Meeting of Shareholders we received White Lion Shareholder Approval permitting issuance of Ordinary Shares above the Exchange Cap. In any event, the ELOC Purchase Agreement provides that we may not issue or sell any Ordinary Shares if such issuance or sale would breach any applicable Nasdaq rules.

The ELOC Purchase Agreement prohibits us from directing the Purchaser to purchase any Ordinary Shares if those shares, when aggregated with all other Ordinary Shares then beneficially owned by the Purchaser (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended), would result in the Purchaser beneficially owning more than 4.99% of the outstanding Ordinary Shares (the “Beneficial Ownership Limitation”), which may be increased to 9.99% at the Purchaser’s discretion upon 61 days’ prior written notice.

As consideration for the Purchaser’s execution of the ELOC Purchase Agreement, we will pay a document preparation fee of $15,000, to be deducted from the proceeds related to the first Purchase Notice, and cash commitment fees of $37,500 when aggregate Purchase Notices exceed $500,000 and $87,500 (or $125,000 if $1,000,000 is reached first) when aggregate Purchase Notices exceed $1,000,000. Additionally, if the Company fails to close at least $625,000 in purchases by the 180th day after the Registration Statement’s effective date, the Company will issue ADSs, represented by Ordinary Shares, equivalent to $75,000 divided by the lowest traded ADS price during a 10-day period preceding that date (the “Commitment Shares”).

Concurrently with the ELOC Purchase Agreement, we entered into the White Lion RRA with the Purchaser, pursuant to which we agreed to file the ELOC Resale Registration Statement. We filed the ELOC Resale Registration Statement on August 29, 2025, which was subsequently amended on June 26, 2026, and was declared effective by the SEC on July 7, 2026.

During the three months ended September 30, 2026, we issued an aggregate of 2,880,000,000 ordinary shares (36,000 ADSs) to White Lion for aggregate net proceeds of $0.2 million pursuant to the terms of the agreement.

As of September 30, 2026, we had no outstanding purchase notices issued to White Lion.

Funding Requirements

As of the date of this report, our existing cash is sufficient to fund our operations into the first quarter of 2027. While we have additional funding activities in progress to fund our operations, we will need to raise additional capital to continue to fund our operations and service our obligations in the future. If we are unable to raise additional capital when needed, we will not be able to continue as a going concern. We do not currently have any products approved for sale and do not generate any revenue from product sales. We are currently seeking and expect to continue to seek additional funding through financings of equity and/or debt securities. We may also engage in strategic research and development collaborations, pre-clinical and clinical funding arrangements, the sale or license of technology assets, and/or other strategic alternatives.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Nine Months Ended
	September 30,
(In thousands)	2026	2025
Net cash (used in) provided by:
Net cash used in operating activities	$(9,822)	$(7,527)
Net cash provided by financing activities	10,362	7,411
Effect of exchange rates on cash	—	1
Net change in cash	$540	$(115)

Operating Activities. The net cash used in operating activities for the periods presented consists primarily of our net loss adjusted for non-cash charges and changes in components of working capital. The increase in cash used in operating activities during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, was primarily due to an increase in research and development costs.

Investment Activities. There were no investing activities during the nine months ended September 30, 2026 and 2025.

Financing Activities. Net cash provided by financing activities primarily consisted of the following:

●	For the nine months ended September 30, 2026, an aggregate of $0.2 million in net proceeds received from the second closing of the December 2025 financing, $5.2 million in net proceeds received from the May 2026 Private Placement, and $5.9 million in net proceeds from warrant exercises and $0.2 million in net proceeds from the ELOC purchase agreement partially offset by $0.4 million of payments for our insurance premium financing and $0.8 million in repayments of notes and convertible notes payable; and

●	For the nine months ended September 30, 2025, an aggregate of $5.9 million in net proceeds received from the March 2025 Private Placement, an aggregate of $2.1 million in net proceeds received from the August 2025 Notes, an aggregate of $0.3 million received in advance for pre-funded warrants issued in the March 2025 Private Placement, partially offset by $0.5 million of payments related to our promissory notes and $0.4 million of payments for our insurance premium financing.

Material Cash Requirements

Insurance Financing Obligations

In January 2026, we entered into a short-term financing arrangement with a third-party vendor to finance insurance premiums. The aggregate amount financed under this agreement was $0.5 million which is scheduled to be paid in monthly installments through October 2026.

Debt Obligations

We had outstanding convertible notes and promissory notes with third parties, assumed from the acquisition of Peak Bio Inc., as more fully described in Note 5 to our unaudited condensed consolidated financial statements appearing in this Form 10-Q. As of September 30, 2026, these obligations were fully settled.

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

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” of our Form 10-K, for a discussion of significant estimates and assumptions made by our management as part of the preparation of this management’s discussion and analysis of financial condition and results of operations and accompanying condensed consolidated financial statements. There have been no material changes to our critical accounting estimates since December 31, 2025, except the estimates related to other intangible assets and goodwill as of September 30, 2026. Refer to Note 3 of our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further details of our impairment assessment of goodwill and other intangibles assets during the quarter ending March 31, 2026.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation and previously identified material weaknesses in internal control over financial reporting, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2026.

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

Changes in Internal Control over Financial Reporting

We have already implemented the remediation efforts to address the material weaknesses described in our 2025 Form 10-K, pending testing of the design and effectiveness of these newly implemented controls over a sufficient period. Other than the above, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2026, we had IPR&D of approximately $30.3 million, primarily relating to AKTX-101 and our ADC Platform. Our intangible assets have been previously impaired and remain subject to additional impairment analyses whenever an event or change in circumstances indicates the carrying amount of such an asset may not be recoverable. Events giving rise to impairment are difficult to predict and are an inherent risk in the pharmaceutical industry. Some of the potential risks that could result in further impairment of our IPR&D include negative preclinical or clinical trial results, adverse regulatory developments, delay or failure to obtain regulatory approval, additional development costs, changes in the manner of our use or development of our product candidates, competition, earlier than expected loss of exclusivity, pricing pressures, higher operating costs, our inability to identify or enter into strategic partnerships, collaborations or out-licensing arrangements on acceptable terms or at all, geopolitical conflicts, changes in tax laws, prices that third parties are willing to pay for our IPR&D or similar assets in an arm’s length transaction being less than the carrying value of our IPR&D, declines in our market capitalization, and other adverse market and economic environment changes or trends. Any and all of these conditions are reasonably likely to exist in the future and materialization of these risks or other changes in circumstances may lead to significant impairment charges on our IPR&D in the future, which could materially adversely affect our financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three and nine months ended September 30, 2026, we did not have any sales of unregistered securities, other than as previously disclosed by us in a Current Report on Form 8-K.

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

Item 6. Exhibits.

Exhibit Number	Description
10.1†	Amendment to Chief Executive Officer Agreement, dated as of September 29, 2026, by and between the Company and Abizer Gaslightwala (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, as filed with the SEC on October 1, 2026)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH	lnline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Akari Therapeutics, Plc

Date: November 12, 2026	By:	/s/ Abizer Gaslightwala
Abizer Gaslightwala
President and Chief Executive Officer

	By:	/s/ Kameel Farag
Date: November 12, 2026		Kameel Farag
Interim Chief Financial Officer

